Form 10-Q
period 2008-05-31
Strike Axe, Inc
filed 2008-11-21
CIK 1438945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-53304

STRIKE AXE, INC.

(Exact name of registrant as specified in its charter)

Delaware

26-0855681

(State of Incorporation)

(I.R.S. Employer Identification No.)

17445 Arbor Street

Omaha, Nebraska 68130

(Address of principal executive offices, including zip code)

(402) 681-4635

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐

Accelerated filer

Non-accelerated filer ☐

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

The number of shares outstanding of the issuer's common stock as of November 21, 2008 was 6,101,048 shares.

INDEX

STRIKE AXE, INC.

FORM 10-Q

PART I.

FINANCIAL INFORMATION

Page

Item 1.

Financial Statements (unaudited)

3

Notes to Financial Statements

6

Item 2.

Management's Discussion and Analysis

8

Item 3

Quantitative and Qualitative Disclosures About Market Risk

8

Item 4.

Controls and Procedures

8

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

8

Item 1A

Risk Factors

9

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

9

Item 3.

Defaults Upon Senior Securities

9

Item 4.

Submission of Matters to a Vote of Securities Holders

9

Item 5.

Other Information

9

Item 6.

Exhibits

9

SIGNATURE

9

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Strike Axe, Inc.
Balance Sheet
	May 31, 2008	February 29, 2008
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$0	$1,917
Accrued expenses	45,000	45,000
Due to related parties	2,334	365
Total current liabilities	47,334	47,282

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
6,101,048 issuable or issued & outstanding	610	610
Additional paid-in capital	(610)	(610)
Accumulated deficit	(47,334)	(47,282)
Total Stockholders' Deficiency	(47,334)	(47,282)

Total Liabilities & Stockholders' Deficiency	($0)	$0
See notes to unaudited interim financial statements.

Strike Axe, Inc.
Statement of Operations
(unaudited)

	Three Months Ended May 31,
	2008	2007

Revenue	$0	$0

Costs & Expenses:
General & administrative	52	0
Impairment of Long Lived Assets	0	0
Interest	0	0
Total Costs & Expenses	52	0

Income taxes	0	0

Net Loss	($52)	$0

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	6,101,048	6,101,048
See notes to unaudited interim financial statements.

Strike Axe, Inc.
Statement of Cash Flows
(unaudited)

	Three Months Ended May 31,
	2008	2007

Cash flows from operating activities:
Net Loss	($52)	$0
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	0
Expenses paid by related parties	52	0
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0
See notes to unaudited interim financial statements.

STRIKE AXE, INC

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our February 29, 2008  Report on Form 10 and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended May 31, 2008 and 2007. All such adjustments are of a normal recurring nature. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2.	Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

3.	New Accounting Standards

 In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on our financial statements.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

4.	Related Party Transactions Not Disclosed Elsewhere

      Due Related Parties:

Other amounts due related parties consist of corporate reinstatement expenses paid by the principal shareholder prior to the establishment of a bank account

Item 2.

Management’s Discussion and Analysis

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995.  Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions in which STRIKE AXE, INC. ("we", "Strike Axe" or “Company”) operates; technology changes; the competition we face; changes in our business strategy or development plans; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; and other factors referenced in our filings with the Securities and Exchange Commission.

The following discussion highlights the principal factors affecting changes in financial condition and results of operations.  The discussion should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under "Description of Business" and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

Such factors include, among other things, those described in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q.

Description of Business

General Overview

STRIKE AXE, INC. (“Strike Axe”) was organized in Delaware on August 6, 2007.  Strike Axe’s common stock is currently traded on the Pink Sheets under the symbol “SKAX.”

From its inception to May 31, 2008 Strike Axe has no current operations.  Strike Axe’s predecessors ceased operations in 2002, and the company sold its inactive operating subsidiary in March, 2008.  The ability of Strike Axe to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing, attaining profitable operations, and/or locating a merger or acquisition partner.

Plan of Operations

Strike Axe, as of the date of filing of this report, is a “shell” as defined in Rule 12(b), having both assets and operations that are only “nominal”.  Management recognizes the possibility that, if additional funds are not raised or the company does not undertake an acquisition or merger transaction with an operating company or a company with substantial assets, Strike Axe’s assets could have to be liquidated or otherwise reduced.  Because Strike Axe does not have sufficient funds to operate, it plans to seek, evaluate and possibly enter into an acquisition or merger with candidates with operating businesses and complete an acquisition or merger with one of these candidates. Strike Axe currently has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, Strike Axe does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Strike Axe's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, Strike Axe anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  Should Strike Axe incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If Strike Axe's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust Strike Axe's ability to continue to seek such combination opportunities before any successful combination can be consummated.  In that event, Strike Axe's common stock would become worthless and holders of Strike Axe's common stock would receive a nominal distribution, if any, upon the Strike Axe's liquidation and dissolution.

Combination Suitability Standards

In its pursuit for a combination partner, Strike Axe's management intends to consider only combination candidates that are profitable or which, in management's view, have growth potential.  Strike Axe's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate that does not furnish the Company with certain financial information, or is in a position to provide such financial information in a timely manner. Strike Axe will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination.  Strike Axe may require payment of fees by such combination candidate to fund the investigation of such candidate.

Strike Axe's limited financial resources may make the acquisition of financial and other material information about a potential combination candidate difficult or even impossible to obtain and, thus, there can be no assurance that Strike Axe will have sufficient funds to obtain such reports or information when considering combination proposals or candidates.

Until it successfully completes a business combination, Strike Axe does not expect a significant change in its number of employees and does not expect to purchase any significant equipment or otherwise take actions to prepare to become active.  Strike Axe expects to perform no product research or development in connection with its plan of operation, except to the extent the above-referenced information is sought from potential business combination candidates.

RESULTS OF OPERATIONS

Strike Axe has not transacted any business for the quarter ended May 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Strike Axe had no cash as of May 31, 2008, and had a working capital deficiency of $47,000 as of May 31, 2008.

Strike Axe has not attained profitable operations and is dependent upon obtaining financing to pursue operations.  The company does not have any external sources of liquidity such as a bank line of credit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company may be subject to certain market risks, including changes in interest rates and currency exchange rates. At the present time, the Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)     Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * * * *

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Strike Axe is not currently a party to any legal proceedings.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibits

Exhibit

Number

Description

Exhibit Number	Description
31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 21, 2008

By:

/s/  Daniel K. Leonard

Daniel K. Leonard, President, Chief Executive Officer and Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel K. Leonard	President, Chief Executive Officer and Sole Director	November 21, 2008

Index to Exhibits

Exhibit Number	Description
31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included

12