Form 10-Q
period 2008-08-31
Strike Axe, Inc
filed 2008-11-21
CIK 1438945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

9

Item 5.

Other Information

9

Item 6.

Exhibits

9

SIGNATURE

9

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Strike Axe, Inc.
Balance Sheet
	Aug 31, 2008	February 29, 2008
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$0	$1,917
Accrued expenses	25,000	45,000
Due to related parties	22,413	365
Total current liabilities	47,413	47,282

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
6,101,048 issuable or issued & outstanding	610	610
Additional paid-in capital	(610)	(610)
Accumulated deficit	(47,414)	(47,282)
Total Stockholders' Deficiency	(47,414)	(47,282)

Total Liabilities & Stockholders' Deficiency	($1)	$0
See notes to unaudited interim financial statements.

Strike Axe, Inc.
Statement of Operations
(unaudited)

	Three Months Ended Aug 31,		Six Months Ended Aug 31,
	2008	2007	2008	2007

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	80	0	132	0
Interest	0	0	0	0
Total Costs & Expenses	80	0	132	0

Income taxes	0	0	0	0

Net Loss	($80)	$0	($132)	$0

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	6,101,048	6,101,048	6,101,048	6,101,048
See notes to unaudited interim financial statements.

Strike Axe, Inc.
Statement of Cash Flows
(unaudited)

	Six Months Ended Aug 31,
	2008	2007

Cash flows from operating activities:
Net Loss	($132)	$0
Adjustments required to reconcile net loss
to cash used in operating activities:
Fair value of services provided by related parties	0
Expenses paid by related parties	20,132	0
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0
See notes to unaudited interim financial statements.

STRIKE AXE, INC

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended August 31, 2008 and 2007. All such adjustments are of a normal recurring nature. The financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

4.	Related Party Transactions Not Disclosed Elsewhere

      Due Related Parties:

Other amounts due related parties consist of corporate reinstatement expenses paid by the principal shareholder prior to the establishment of a bank account.

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

From its inception to August 31, 2008 Strike Axe has no current operations.  Strike Axe’s predecessors ceased operations in 2002, and the company sold its inactive operating subsidiary in March, 2008.  The ability of Strike Axe to continue with respect to any planned principal business activity is dependent upon its success in raising additional equity financing, attaining profitable operations, and/or locating a merger or acquisition partner.

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

RESULTS OF OPERATIONS

Strike Axe has not transacted any business for the quarter ended August 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Strike Axe had no cash of as of August 31, 2008, and had a working capital deficiency of $47,000 as of August 31, 2008.

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

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)     Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

13