Form 10-K
period 2009-02-28
Strike Axe, Inc
filed 2010-11-02
CIK 1438945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending February 28, 2009

OR

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from   to

Commission File Number :  000-53303

Strike Axe, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-239797
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.

21724 E. Stanford Circle, Elkhorn, Nebraska	68022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (402) 681-4635

Securities registered to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001	N/A

Securities registered to Section 12(g) of the Exchange Act:

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate with check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☑

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☑ No ☐

The number of shares outstanding of the registrant’s Common Stock as of November 2, 2010, $0.0001 par value, was 6,101,049.

TABLE OF CONTENTS

PART I

Item 1.

Business.

Item 1A.

Risk Factors.

Item 1B.

Unresolved Staff Comments.

Item 2.

Properties.

Item 3.

Legal Proceedings.

Item 4.

(Removed and Reserved)

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and issuer Purchases of Equity Securities.

Item 6.

Selected Financial Data.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Item 8.

Financial Statements and Supplementary Data.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.

Controls and Procedures.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Item 11.

Executive Compensation.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Item 14.

Principal Accounting Fees and Services.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

Signatures

PART I

This Form 10-K contains forward-looking statements and information relating to Strike Axe, Inc., (“the Company”). The Company intends to identify forward-looking statements in this prospectus by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on the Company’s beliefs as well as assumptions the Company made using information currently available to us. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect the Company’s current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements.

1.	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
2.	Our ability to generate customer demand for our services;
3.	The intensity of competition; and
4.	General economic conditions.

All written and oral forward-looking statements made in connection with this registration statement that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Item 1.  Business.

Organizational Background.  We were incorporated August 6, 2007, as a subsidiary of Pristine Seafood Merger Sub, Inc. (“Pristine Merger”).  Pristine Merger was a Delaware company incorporated for the purpose of re-domiciling Pristine International Seafood, Inc. from Florida.  On August 14, 2007, Pristine International Seafood, inc. merged into Pristine Merger with Pristine Merger emerging as the survivor.  Pristine International Seafood, Inc. was originally incorporated on July 29, 1998, in the State of Florida as Pristine Oyster.com, Inc.  On January 11, 2001, Pristine Oyster.com, Inc. changed its name to Pristine International Seafood, Inc. and, following domiciliary merger with Pristine Merger, ceased to exist.

During the fiscal period ended February 29, 2008 we consummated a reorganization which we refer to collectively as the “2008 Reorganization” pursuant to Section 251 of the Delaware General Corporation Law, as a tax-free organization.  On February 8, 2008, Pristine Merger caused Strike Axe, Inc. (“Strike Axe”) to be incorporated in the State of Delaware, as a direct, wholly-owned subsidiary of Pristine Merger and caused Pristine International Seafood, Inc. to also be incorporated in the State of Delaware as a direct wholly-owned subsidiary of Strike Axe.  Under the terms of the Reorganization, Pristine Merger was merged with and into Pristine DE pursuant to Section 251 of the General Corporation Law of the State of Delaware (”DGCL”).  Upon consummation of the Reorganization, each issued and outstanding share of Pristine Merger Common Stock was converted into and exchanged for a share of common stock of Strike Axe (on a share-for-share basis) having the same designations, rights, powers and preferences, and qualifications, limitations and restrictions as the shares of Pristine Merger being converted.  There was no spin-off and Pristine Merger’s corporate existence ceased.  Under the 2008 Reorganization all Pristine Merger shareholders became shareholders of Strike Axe in the same proportion.  In conjunction with the 2008 Reorganization, Pristine Merger concluded a downstream merger into the second subsidiary Pristine DE.  All of Pristine Merger’s losses and net operating losses carried forward to Pristine DE.  Following the Reorganization the Company was re-domiciled to Delaware.  Prior to 2004 we were a wholesale seafood company, both domestically and internationally.  Since 2004 and prior to consummation of the domiciliary merger in 2008, neither Pristine Merger nor Strike Axe had any existing operations.

We are authorized to issue an aggregate amount of one hundred ten million (110,000,000) shares of stock, of which one hundred million (100,000,000) shares are designated as common stock with a $0.0001 par value, and ten million (10,000,000) shares are designated as preferred stock with a $0.0001 par value.  Each shareholder of the common stock shall be entitled to one vote for each share of common stock held.  As of May, 2008 there were 6,101,049 shares of common stock outstanding with no preferred shares of stock outstanding.

Since August 6, 2007 (inception), until the present, the Company has been inactive and could be deemed to be a so-called "shell" company, whose only purpose at this time is to determine and implement a new business purpose. As of the date hereof, the Company can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents.  As, a shell company our sole purpose, at this time, is to locate and consummate a merger or acquisition with a private entity.

Our common stock is currently traded on the Pink Sheets under the symbol SKAX.  Prior to April 16, 2008 our stock was traded on the Pink Sheets under the symbol POYS.

Business

The Company voluntarily filed a Form 10 in order to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, (the “Exchange Act”), could provide a prospective merger or acquisition candidate with additional information concerning the Company. Management also believes that this could possibly make the Company more attractive to an operating business as a potential merger or acquisition candidate. As a result of filing the Form 10, the Company is now obligated to file with the SEC certain interim and periodic reports, including an annual report containing audited financial statements. The Company anticipates that it will continue to file such reports, notwithstanding the fact that, in the future, it may not otherwise be required to file such reports based on the criteria set forth under Section 12(g) of the Exchange Act.

Any target acquisition or merger candidate will become subject to the same reporting requirements as the Company following finalization of an acquisition or merger. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business, that business must provide audited financial statements for at least the two most recent fiscal years or, in the event it has been in business for less than two years, audited financial statements will be required from the period of inception. This could limit the Company’s potential target business opportunities due to the fact that many private businesses either do not have audited financial statements or are unable to produce audited statements without undo time and expense.

Management plans to investigate, research and, if justified, potentially acquire or merge with, one or more businesses or business opportunities. The Company has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Sources of Business Opportunities

Management intends to use various resources in its search for potential business opportunities including, but not limited to, the Company’s officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of its lack of capital, the Company may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, it will most likely have to rely on outside sources, not otherwise associated with the Company that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding its search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants.

If the Company elects to engage an independent consultant, it will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity.  Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, the Company would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

The Company does not intend to limit its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming publicly held without the time and expense typically associated with an initial public offering.

Evaluation

Once the Company identifies a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management’s knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of its lack of capital, the Company may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

In evaluating potential business opportunities, management will consider, to the extent relevant to the specific situation, several factors including:

•

Potential benefits to the Company and stockholders;

•

Working capital;

•

Financial requirements and availability of additional financing;

•

History of operations, if any;

•

Nature of present and expected competition;

•

Quality and experience of management;

•

Need for further research, development or exploration;

•

Potential for growth and expansion;

•

Potential for profits; and

•

Other factors deemed relevant to the specific opportunity

Because the Company has not yet located or identified any specific business opportunity, there are certain unidentified risks that cannot be adequately expressed prior to identifying a specific target. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to the Company may involve a new and untested technology, product, process or market strategy, which may not ultimately prove successful.

Form of Potential Acquisition or Merger

The Company cannot predict the manner in which it might participate in a particular prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific opportunity will depend upon the nature of its business, the respective needs and desires of the Company and the opportunity’s management, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or other form of consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, it presently does not intend to participate in an opportunity through the purchase of a minority stock position.

Because it has no assets and a limited operating history, in the event the Company successfully acquires or merges with an operating business, it is likely that current stockholders will experience substantial dilution. It is also probable that there will be a change in control of the Company. The owners of a business that the Company acquires or mergers with will most likely effectively control the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective target. Instead, management will attempt to negotiate the best possible agreement for the benefit of the stockholders.

Presently, management does not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if the Company engages any outside advisor or consultant in its search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available would be the private sale of securities. These possible private sales would most likely have to be to persons known by the officers and directors or to venture capitalists that would be willing to accept the risks associated with investing in a business with limited operations. Because the Company is a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms. However, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable and/or acceptable terms. Although not presently anticipated, there is a remote possibility that the Company could sell securities to its management or affiliates to raise funds.

There exists a possibility that the terms of any future acquisition or merger transaction might include the sale of shares presently held by the Company’s officers and/or directors to parties affiliated with or designated by the potential target. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow the Company’s Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other stockholders of the Company or that the stockholders would be given the opportunity to approve such a transaction.

In the event of a successful acquisition or merger, a finder’s fee, in the form of cash or securities, may be paid to a person or persons instrumental in facilitating the transaction. No criteria or limits have been established for the determination of an appropriate finder’s fee, although it is likely that any fee will be based upon negotiations by management, the business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder’s fee that might be paid. It is unlikely that a finder’s fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. However, if such a fee were paid to an affiliate, it would have to be in such a manner so as not to compromise the affiliate’s possible fiduciary duty to the Company or violate the doctrine of corporate opportunity.

The Company believes that it is highly unlikely that it will acquire or merge with a business in which the Company’s management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested Board and by the stockholders. Management does not anticipate an acquisition or merger with a related entity. Further, as of the date hereof, no officer, director, affiliate or associate has had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. It is anticipated that it will also be a method of taking a private company public known as a “back door” 1934 Act registration procedure.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

Our present intent is that we will not acquire or merge with any entity which cannot provide independent audited financial statements at the time of closing of the proposed transaction and supply other information that is normally disclosed in filings with the Securities and Exchange Commission. We are subject to all of the reporting requirements included in the 1934 Act. These rules are intended to protect investors by deterring fraud and abuse in the securities markets through the use of shell companies. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company’s audited financial statements included in its annual report on Form 10-K. In addition, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we are required to include that information that is normally reported by a company in its original Form 10.

ACCOUNTING FOR A BUSINESS COMBINATION

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards “SFAS” No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

INVESTMENT COMPANY ACT OF 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, our management believes that we will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in the Company holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

EMPLOYEES

Daniel K. Leonard currently devotes his time to the Company’s business on an as needed basis.  Management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as the Company is seeking and evaluating business opportunities.  The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

FACILITIES

The Company currently has no facilities. We have a mailing address of 21724 E. Stanford Circle, Elkhorn, Nebraska 68022. It is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. However, until such time as the Company completes an acquisition or merger, the type of business in which the Company will be engaged and the type of office and other facilities that will be required is unknown. The Company has no current plans to secure such commercial office space.

INDUSTRY SEGMENT

No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Item 13 of this Form 10 for a report of the Company’s operating history for the past two fiscal years.

RIGHTS OF STOCKHOLDERS

Management anticipates that prior to consummating any acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by stockholders in the appropriate manner. Certain types of transactions may be entered into solely by Board of Directors approval without stockholder ratification. Under Delaware law, certain actions that would routinely be taken at a meeting of stockholders, may be taken by written consent of stockholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of stockholders. Thus, if stockholders holding a majority of the outstanding shares decide by written consent to consummate an acquisition or a merger, minority stockholders would not be given the opportunity to vote on the issue. If stockholder approval is required, the Board will have discretion to consummate the transaction by written consent if it is determined to be in the Company’s best interest to do so. Regardless of whether an acquisition or merger is ratified by Board action alone, by written consent or by holding a stockholders’ meeting, the Company will provide to its stockholders complete disclosure documentation concerning the potential target including requisite financial statements. This information will be disseminated by proxy statement in the event a stockholders’ meeting is held, or by an information statement if the action is taken by written consent.

Under Delaware corporate laws, the Company’s stockholders may be entitled to assert dissenters’ rights in the event of a merger of acquisition. Stockholders will be entitled to dissent from and obtain payment of the fair value of their shares in the event of consummation of a plan of merger to which the Company is a party, if approval by the stockholders is required under applicable Delaware law. Also, stockholders will be entitled to dissenters’ rights if the Company enters into a share exchange if the Company’s shares are to be acquired. A stockholder entitled to assert dissenter’s rights and obtain the fair value for their shares, may not challenge the corporate action creating this entitlement, unless the action is unlawful or fraudulent with respect to the stockholder or the Company. A dissenting stockholder shall refrain from voting their shares in approval of the corporate action. If the proposed action is approved by the required vote of stockholders, the Company must give notice to all stockholders who delivered to the Company their written notice of dissent.

COMPETITION

Because no potential acquisition or merger candidate has been identified the Company is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search and, due to the Company’s lack of funds, it may be difficult to successfully compete with these other companies.

Item 1A.  Risk Factors.

INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK.  IF ANY OF THE FOLLOWING RISKS ACTUALLY MATERIALIZES, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD SUFFER.  YOU SHOULD READ THE SECTION ENTITLED “FORWARD-LOOKING STATEMENTS” IN PART I FOR A DISCUSSION OF WHAT TYPES OF STATEMENTS ARE FORWARD-LOOKING STATEMENTS, AS WELL AS THE

RISKS RELATED TO OUR BUSINESS

1.

We have had no operating history in the last three years nor any revenues or earnings from operations and we are insolvent.

We have no assets or financial resources. We will in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

Our auditor’s going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

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

5.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity.  While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion.  In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

6.

Our Director who is our sole Officer has a conflict of interest in that he is an officer and director of other companies which will prevent him from devoting full-time to our operations which may affect our operations.

Our Director, who is our sole Officer, Daniel K. Leonard, has a conflict of interest in that he is an officer and director of other companies. Mr. Leonard’s other activities will prevent him from devoting full-time to our operations. This will slow our operations and may reduce our financial results because of the slow down in operations. Mr. Leonard does not expect to be able to devote more forty (40) hours per month to our operation.

7.

The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, (the “1934 Act”), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10. The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

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

9.

Our present management most likely will not remain after we complete a business combination.

A business combination involving the issuance of our Common Stock will, in all likelihood, result in shareholders of a  private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of the Company’s Common Stock held by them, and/or resign as members of the Board of Directors. The resulting change in our control could result in removal of one or more present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

10.

The company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholders approval and may result in substantial dilution the percentage of our common stock held by our then existing stockholders.  Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders.  Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval.  To the extent that additional shares of common or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

11.

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

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents. The amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing must be made within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Commission and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entity’s inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

12.

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

13.

Our sole officer and director and the principal shareholders and will be able to approve all corporate actions without minority shareholder consent and will control our Company.

Our principal shareholder, Wall Street Equity Options and Futures Corp., currently owns approximately 66.2609% of our Common Stock.  It will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, the sole shareholder of Wall Street Equity Options and Futures Corp., is Daniel K. Leonard, our sole director and officer. Mr.  Leonard will be able to elect all of the members of our board of directors, allowing him to exercise significant control of our affairs and management. In addition, he may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

14.

Our Common Stock may never be widely traded and you may have no ability to sell the shares.

While our stock has a trading symbol to facilitate trades on the OTC “Pink Sheets,” there is no significant public trading market for our shares of Common Stock. And there can be no assurance that a liquid market for our Common Stock will be established or that, if established, a market will be sustained.  Therefore, if you purchase our Common Stock you may be unable to sell the shares. Accordingly, you should be able to bear the financial risk of losing your entire investment.

Only market makers can apply to quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) (unless an exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the Financial Industry Regulatory Authority’s (“FINRA”) Bylaws. The OTC Bulletin Board will not charge us a fee for being quoted on the service. FINRA rules prohibit market makers from accepting any remuneration in return for quoting issuers’ securities on the OTC Bulletin Board or any similar medium. FINRA will review the market maker’s application (unless an exemption is applicable) and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain FINRA rules and Rule 15c2-11 have been considered by FINRA. Furthermore, the clearance should not be construed by any investor as indicating that FINRA, the Securities and Exchange Commission, or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities, a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks. There is no assurance that our Common Stock will be accepted for listing on the OTC Bulletin Board or on any trading system other than the OTC “Pink Sheets.”

15.

Our Common Stock may be subject to significant restriction on resale due to federal penny stock restrictions.

The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock that becomes subject to the penny stock rules, and accordingly, shareholders of our Common Stock may find it difficult or impossible to sell their securities.

16.

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

17.

Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors.  Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the common stock.  In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Although we have no present intention to issue any shares of or authorized preferred stock, we may do so in the future.

18.

We have not paid cash dividends on our common stock.

We have not paid cash dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

Item 1B.  Unresolved Staff Comments.

There are no unresolved staff comments regarding our periodic or current reports.

Item 2.  Properties.

We have no properties and at this time have no agreements to acquire any properties.

We presently have a mailing address of 21724 E. Stanford Circle, Elkhorn, Nebraska 68022. This space is provided to the Company by our president through his employment agreement at no additional charge, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition.

Management believes that this arrangement will meet the Company's needs for the foreseeable future.

Item 3.  Legal Proceedings.

No litigation is pending or threatened by or against the Company.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and issuer Purchases of Equity Securities.

The common stock is traded on the Pink Sheets under the symbol “STAX”; however it is very limited Public Market for the common stock.  As of February 28, 2009, 6,101,049 shares of common stock were outstanding. There is no active trading market for our Common Stock at present and, according to the best information available to management, there has been no active trading activity for approximately three years.

Common Stock Market Prices

The following table sets forth, for the periods indicated, the high and the low closing sales price per share of our common stock as reported on the Pink Sheets.

Price Range	High	Low

Fiscal year ended February 28, 2009	$.25
First Quarter	$8.18	$3.00
Second Quarter	$5.70	$2.40
Third Quarter	$2.50	$2.10

Dividend Policy

We have never declared or paid any cash dividends on our common stock or other securities.  We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

The Company’s authorized capital stock consists of 110,000,000 shares, of which 100,000,000 are common stock with a par value of $0.0001 per share, and of which 10,000,000 are preferred stock with a par value of $0.0001 per share.  We have 6,101,049 Common Shares issued and outstanding as of the date, with no preferred shares being issued and outstanding.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

There are statements in this report that are not historical facts.  These “forward-looking statements” can be identified by the use of terminology such as “believe”, “hope”, “may”, “anticipate”, “should”, “intend”, “plan”, “will”, “expect”, “estimate”, “project”, “position”, “strategy” and similar expressions.  You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  For a discussion of these risks, you should read this entire report carefully, especially the risks discussed under “Risk Factors”.  Although management believes that the assumptions underlying the forward-looking statements included in this report are reasonable, they do not guarantee our future performance and actual results could differ from those contemplated by these forward-looking statements.  The assumptions used for purposes of the forward-looking statements specified in the following information represents estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipate or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In the light of the risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this report will in fact transpire.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as their dates.  We do not undertake any obligation to update or revise any forward-looking statements.

Company Overview

The Company

Organizational Background:  We were incorporated August 6, 2007, as a subsidiary of Pristine Seafood Merger Sub, Inc. (“Pristine Merger”).  Pristine Merger was a Delaware company incorporated for the purpose of re-domiciling Pristine International Seafood, Inc. from Florida.  On August 14, 2007, Pristine International Seafood, inc. merged into Pristine Merger with Pristine Merger emerging as the survivor.  Pristine International Seafood, Inc. was originally incorporated on July 29, 1998, in the State of Florida as Pristine Oyster.com, Inc.  On January 11, 2001, Pristine Oyster.com, Inc. changed its name to Pristine International Seafood, Inc. and, following domiciliary merger with Pristine Merger, ceased to exist.

Holding Company Formation and Forward Triangular Merger:

During the fiscal period ended February 29, 2008 we consummated a reorganization which we refer to collectively as the “2008 Reorganization” pursuant to Section 251 of the Delaware General Corporation Law, as a tax-free organization.  On February 8, 2008, Pristine Merger caused Strike Axe, Inc. (“Strike Axe”) to be incorporated in the State of Delaware, as a direct, wholly-owned subsidiary of Pristine Merger and caused Pristine International Seafood, Inc. to also be incorporated in the State of Delaware as a direct wholly-owned subsidiary of Strike Axe.  Under the terms of the Reorganization, Pristine Merger was merged with and into Pristine DE pursuant to Section 251 of the General Corporation Law of the State of Delaware (”DGCL”).  Upon consummation of the Reorganization, each issued and outstanding share of Pristine Merger Common Stock was converted into and exchanged for a share of common stock of Strike Axe (on a share-for-share basis) having the same designations, rights, powers and preferences, and qualifications, limitations and restrictions as the shares of Pristine Merger being converted.  There was no spin-off and Pristine Merger’s corporate existence ceased.  Under the 2008 Reorganization all Pristine Merger shareholders became shareholders of Strike Axe in the same proportion.  In conjunction with the 2008 Reorganization, Pristine Merger concluded a downstream merger into the second subsidiary Pristine DE.  All of Pristine Merger’s losses and net operating losses carried forward to Pristine DE.  Following the Reorganization the Company was re-domiciled to Delaware.  Prior to 2004 we were a wholesale seafood company, both domestically and internationally.  Since 2004 and prior to consummation of the domiciliary merger in 2008, neither Pristine Merger nor Strike Axe had any existing operations. All of Pristine Merger’s operating assets, liabilities and tax attributes (including accumulated losses and net operating losses) carried forward to the second subsidiary. Pristine Merger’s second subsidiary is not a subsidiary of the Company. Accordingly, Pristine Merger is not considered a predecessor company for accounting or legal purposes of Strike Axe.  Following the Reorganization we re-domiciled to Delaware. Since 2004 and prior to consummation of the domiciliary merger in 2008, neither Pristine Merger nor Strike Axe had any existing operations.

In conjunction with the reorganization we re-domiciled to Delaware.

Since 2002 and prior to consummation of the domiciliary merger in 2008, neither Pristine nor Strike Axe had any existing operations.

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

Results of Operations

Year Ended February 28, 2009, compared to Year Ended February 28, 2008

No operating revenues were generated during the year ended February 28, 2009 or 2008.  Operating expenses decreased to $14,468 for the year ended February 28, 2009, compared to $47,282 for the year ended February 29, 2008.  The decrease in operating expenses was due to approximately $45,000 in compliance and professional fees paid or accrued in 2008.  Included in 2009 operating expenses was a $6,000 charge for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense of $4,298 consists of amortization of the loan discount $3,750 and an increase in accrued interest of $548. The Company’s net loss decreased to $18,766 for the year ended February 28, 2009, compared to $47,282 for the year ended February 29, 2008.

Liquidity and Capital Resources

As of February 28, 2009, the Company had a working capital deficiency of $26,298, compared to a working capital deficiency of $47,282 as of February 29, 2008. The Company does not have sufficient funds to continue its operating activities.  Future operating activities are expected to be funded by loans from major stockholders.  Expenses of $7,899 incurred during 2009 were paid by a stockholder. At February 28, 2009, the Company had current liabilities of $26,298 compared to $47,282 at February 29, 2008. Because it has no cash reserves or source of revenues, the Company expects to continue to rely on the stockholder to pay expenses until such time as it can successfully complete an acquisition of or merger with an existing, operating company. There is no assurance that the Company will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

On December 7, 2008 we issued a $30k convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.012 per share and matures on December 7, 2010 We used the loan to reduce amounts owed to related parties.

The note was considered to have an embedded beneficial conversion future. The intrinsic value of the beneficial conversion feature exceeded the proceeds allocable to the convertible debt, therefore, the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocable to the convertible debt. The beneficial conversion feature of $30,000 was recorded separately based on the intrinsic value method.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Plan of Operation

During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.

Because the Company lacks funds, it may be necessary for officers and directors to advance funds to the Company and to accrue expenses until such time as a successful business consolidation can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

If the Company needs to raise capital, most likely the only method available would be the private sale of securities. Because the Company is a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

The Company does not intend to use any employees, with the exception of our sole officer Mr. Leonard. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. Also, the Company does not anticipate making any other significant capital expenditures until it can successfully complete an acquisition or merger.

Net Operating Loss

The Company has accumulated approximately $66,048 of net operating losses as of February 28, 2009. $56,000 of this loss may be carried forward to offset future taxable income through the year 2030. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards that can be used. The use of future tax benefit is undeterminable because the Company presently has no operations.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Strike Axe, Inc.
Elkhorn, NE,

I have audited the accompanying balance sheet of Strike Axe, Inc. as of February 28, 2009 and February 29, 2008 and the related statements of operations, stockholders' deficiency and cash flows from inception (August 6, 2007) to the periods then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strike Axe, Inc. as of February 28, 2009 and February 29, 2008 and the results of its operations, its cash flows and changes in stockholders' deficiency from inception (August 6, 2007) to the periods then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $19,000 loss from operations and has no cash.  The Company may not have adequate readily available resources to fund operations through 2010. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

November 2, 2010

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
Orlando, FL

Strike Axe, Inc.
Balance Sheet
	February 28, 2009	February 29, 2008

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$1,917
Accrued expenses	25,548	45,000
Due to related parties	0	365
Total current liabilities	26,298	47,282

Convertible debt due after one year	3,750	0

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
6,101,049 issuable or issued & outstanding	610	610
Additional paid-in capital	35,390	(610)
Accumulated deficit	(66,048)	(47,282)
Total Stockholders' Deficiency	(30,048)	(47,282)

Total Liabilities & Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Strike Axe, Inc.
Statement of Operations
	Year Ended February 28, 2009	Inception (August 6, 2007) to February 29, 2008

Revenue	$0	$0

Costs & Expenses:
General & administrative	14,468	47,282
Interest	4,298	0
Total Costs & Expenses	18,766	47,282

Income taxes	0	0

Net Loss	($18,766)	($47,282)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	6,101,049	6,101,049

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Strike Axe, Inc.
Statement of Cash Flows

	Year Ended February 28, 2009	Inception (August 6, 2007) to February 29, 2008

Cash flows from operating activities:
Net Loss	($18,766)	($47,282)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of debt discount	3,750	0
Fair value of services provided by related parties	6,000	0
Expenses paid by related parties	7,899	365
Increase (decrease) in accounts payable & accrued expenses	1,117	46,917
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Strike Axe, Inc.
Statement of Stockholders' Deficiency

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Inception, August 6, 2007	0	0	0	$0
Stock issued under 2008 reorganization	6,101,049	610	(610)
Net Loss				(47,282)
Balance at February 29, 2008	6,101,049	610	($610)	($47,282)
Fair value of services provided by related party	0	0	6,000
Effect of beneficial conversion feature			30,000
Net Loss				(18,766)
Balance at February 28, 2009	6,101,049	610	$35,390	($66,048)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

STRIKE AXE, INC.

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
 February 28, 2009

The Company

Organizational Background:  We were incorporated August 6, 2007, as a subsidiary of Pristine Seafood Merger Sub, Inc. (“Pristine Merger”).  Pristine Merger was a Delaware company incorporated for the purpose of re-domiciling Pristine International Seafood, Inc. from Florida.  On August 14, 2007, Pristine International Seafood, inc. merged into Pristine Merger with Pristine Merger emerging as the survivor.  Pristine International Seafood, Inc. was originally incorporated on July 29, 1998, in the State of Florida as Pristine Oyster.com, Inc.  On January 11, 2001, Pristine Oyster.com, Inc. changed its name to Pristine International Seafood, Inc. and, following domiciliary merger with Pristine Merger, ceased to exist.

Holding Company Formation and Forward Triangular Merger:

During the fiscal period ended February 29, 2008 we consummated a reorganization which we refer to collectively as the “2008 Reorganization” pursuant to Section 251 of the Delaware General Corporation Law, as a tax-free organization.  On February 8, 2008, Pristine Merger caused Strike Axe, Inc. (“Strike Axe”) to be incorporated in the State of Delaware, as a direct, wholly-owned subsidiary of Pristine Merger and caused Pristine International Seafood, Inc. to also be incorporated in the State of Delaware as a direct wholly-owned subsidiary of Strike Axe.  Under the terms of the Reorganization, Pristine Merger was merged with and into Pristine DE pursuant to Section 251 of the General Corporation Law of the State of Delaware (”DGCL”).  Upon consummation of the Reorganization, each issued and outstanding share of Pristine Merger Common Stock was converted into and exchanged for a share of common stock of Strike Axe (on a share-for-share basis) having the same designations, rights, powers and preferences, and qualifications, limitations and restrictions as the shares of Pristine Merger being converted.  There was no spin-off and Pristine Merger’s corporate existence ceased.  Under the 2008 Reorganization all Pristine Merger shareholders became shareholders of Strike Axe in the same proportion.  In conjunction with the 2008 Reorganization, Pristine Merger concluded a downstream merger into the second subsidiary Pristine DE.  All of Pristine Merger’s losses and net operating losses carried forward to Pristine DE.  Following the Reorganization the Company was re-domiciled to Delaware.  Prior to 2004 we were a wholesale seafood company, both domestically and internationally.  Since 2004 and prior to consummation of the domiciliary merger in 2008, neither Pristine Merger nor Strike Axe had any existing operations. All of Pristine Merger’s operating assets, liabilities and tax attributes (including accumulated losses and net operating losses) carried forward to the second subsidiary. Pristine Merger’s second subsidiary is not a subsidiary of the Company. Accordingly, Pristine Merger is not considered a predecessor company for accounting or legal purposes of Strike Axe.  Following the Reorganization we re-domiciled to Delaware. Since 2004 and prior to consummation of the domiciliary merger in 2008, neither Pristine Merger nor Strike Axe had any existing operations.

In conjunction with the reorganization we re-domiciled to Delaware.

Since 2002 and prior to consummation of the domiciliary merger in 2008, neither Pristine nor Strike Axe had any existing operations.

Significant Accounting Policies

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment  New property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards to employees and non-employees are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments.  Our primary type of share-based compensation consists of stock options. ASC 718 requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting.

ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, ASC 718 required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments.  This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At February 28, 2009 and 2008, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Fair Value Measurements: FASB ASC 820 defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

Fair Value Hierarchy

 FASB ASC 820  specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.
•

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

FASB ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

Measurement of Fair Value

 The Company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments.

Earnings per Common Share: We have adopted the provisions of ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Income Taxes: We have adopted ASC 740, Accounting for Income Taxes. Pursuant to ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized

Recent Accounting Pronouncements

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

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate references to pre-codification standards.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

STRIKE AXE, INC.

NOTES TO FINANCIAL STATEMENTS
February 28, 2009

1.	Income Taxes:

We have adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Our net operating loss carryovers incurred prior to 2005 considered available to reduce future income taxes were reduced or eliminated through our recent  change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

We have a current operating loss carry-forward of $ 56,000 resulting in deferred tax assets of $19,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

2.	Commitments:

The Company is not a party to any leases and does not have any commitments

3.	Stockholders' Equity:

       Reverse Stock Split

On January 24, 2008 we declared a reverse split of our common stock. The formula provided that every twenty (25) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 1 share. The reverse stock split was effective January 24, 2008 for holders of record at January 24, 2008. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred since inception.

         Common Stock

We are currently authorized to issue up to 100,000,000 shares of $ 0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis..

         Recent Sales of Common Stock-2008 Reorganization

In February, 2008, we issued 6,101,049 common shares to the shareholders of our former parent company, Pristine International Seafood, Inc.

          Preferred Stock

We are currently authorized to issue up to 10,000,000 shares of $ 0.0001 preferred stock.

          Stock Options

There are no employee or non-employee options grants.

4.	Related Party Transactions Not Disclosed Elsewhere

    Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items were zero at February 28, 2009 and $365 in 2008.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $6,000 for the year ended February 28, 2009 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

4.	Convertible Debt:

On December 7, 2008 we issued a $30k convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.012 per share and matures on December 7, 2010.

The convertible debt security was issued with a non-detachable conversion feature. We evaluate and account for such securities in accordance with ASC 470-20, “Debt – Debt with Conversion and Other Options”

The note was considered to have an embedded beneficial conversion feature because the effective conversion price was less than the quoted market price at the time of the issuance.  This resulted in a discount to the carrying amount of the note equal to:

▪

the difference between the effective conversion rate and the market price of our common stock on the date of issuance; multiplied by

▪

the number of shares into which the notes are convertible

The intrinsic value of the beneficial conversion feature exceeds the proceeds allocable to the convertible debt, therefore, the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocable to the convertible debt. The beneficial conversion feature of $30,000 was recorded separately based on the intrinsic value method.

For convertible debt securities, the recorded discount resulting from the allocation of proceeds to the beneficial conversion feature will be recognized as interest expense over the minimum period from the date of issuance to the date of maturity using the straight line method. The effective yield on the discount is 643%.

The carrying value of the note is calculated as follows:

Face amount of note	$30,000
Future amortization of discount through February, 2010	(15,000)
Future amortization of discount through February, 2011	(11,250)
Current carrying value	$3,750

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a)

Evaluation of disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

(b)

Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended February 28, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
Daniel K. Leonard	39	President/Director

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

RESUME

Daniel K. Leonard studied at University of Nebraska, in Omaha from 1980-1983. From March 2006 to Present, he has served as president and founder of Consult, LLC a Business Consulting Firm.  In 2007 Mr. Leonard started Cani Investments as a business brokering firm.  From December 2003 to October 2005 Mr. Leonard served as Chairman and Chief Executive Officer for Oxford Ventures a Publicly Traded Gaming Company. From January to November 2003, Leonard served as president and co-founder of e-Information Systems, LLC, of Elkhorn, Nebraska a data consolidation company. Leonard also has served as director of business development for Data Delivery Services, Inc., of Conroe, Texas from January 2002-03; served as a vice president in charge of sales and marketing for Vital Processing Services, Inc. of Tempe, Arizona from September 1998 to January 2002, and Assistant Vice President of National Sales for First National Bank, of Omaha, Nebraska.

Item 11.  Executive Compensation.

Director Compensation

Members of the Company’s Board of Directors do not receive compensation, as such, at this time.

The Company is obligated to pay Daniel K. Leonard, in his capacity as director, $5000.00 monthly as base compensation through December 31, 2009.

Stock Option Grants

As of the date of this report on Form 10-K the Company has not granted any stock options.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and those persons who beneficially own more than 10% of the Company’s outstanding shares of common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended February 28, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2009 by (i) each person who is known by us to own beneficially more than 10% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group. None of the current shareholders have received or will receive any extra or special benefits that were not shared equally (pro-rata) by all holders of shares of our stock.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock(1)

Consult, LLC *	6,021,236	98.69%
Daniel K. Leonard	0	0%

All Officers and Directors as a Group (1 person)	6,021,236	98.69%

*  . 6,021,236 shares of common stock are owned by Consult LLC, a Nebraska company owned by Daniel K. Leonard. The shares owned by Consult LLC are included in these beneficial ownership totals

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

There are certain conflicts of interest between the Company and our officers and directors.  Mr. Leonard has other business interests to which he currently devotes attention, and may be expected to do so although management time should be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the company.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Mike Cronin, CPA, our independent auditor, for the audit of our annual consolidated financial statements was $20,000.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Financial Statements

Included herein under Item 8.

Index to Exhibits

Exhibit No.	Description

31	Certification pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 2, 2010	By:	/s/ Daniel K. Leonard
Daniel K. Leonard
President, Chief Executive Officer, and Sole Director