Form 10-Q
period 2009-05-31
Strike Axe, Inc
filed 2010-11-02
CIK 1438945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Strike Axe, Inc.
Balance Sheet
	May 31, 2009	February 28, 2009
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	26,148	25,548
Due to related parties	0	0
Total current liabilities	26,898	26,298

Convertible debt due after one year	7,500	3,750

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
6,101,049 issuable or issued & outstanding	610	610
Additional paid-in capital	38,390	35,390
Accumulated deficit	(73,398)	(66,048)
Total Stockholders' Deficiency	(34,398)	(30,048)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Strike Axe, Inc.
Statement of Operations
(unaudited)

	Three Months Ended May 31,
	2009	2008

Revenue	$0	$0

Costs & Expenses:
General & administrative	3,000	52
Interest	4,350	0
Total Costs & Expenses	7,350	52

Income taxes	0	0

Net Loss	($7,350)	($52)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	6,101,049	6,101,049

See notes to unaudited interim financial statements.

Strike Axe, Inc.
Statement of Cash Flows
(unaudited)

	Three Months Ended May 31,
	2009	2008

Cash flows from operating activities:
Net Loss	($7,350)	($52)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of debt discount	3,750	0
Fair value of services provided by related parties	3,000	0
Expenses paid by related parties	0	52
Increase (decrease) in accounts payable & accrued expenses	600	0
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See notes to unaudited interim financial statements.

Strike Axe, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at February 29, 2008	6,101,049	610	($610)	($47,282)
Fair value of services provided by related party			6,000
Effect of beneficial conversion feature			30,000
Net Loss				(18,766)
Balance at February 28, 2009	6,101,049	610	$35,390	($66,048)
Fair value of services provided by related party			3,000
Net Loss				(7,350)
Balance at May 31, 2009	6,101,049	610	$38,390	($73,398)

See notes to unaudited interim financial statements.

STRIKE AXE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our February 29, 2009 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended May 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2009 or 2008.

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

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $3,000 for the three-month period ended May 31, 2009 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

5.	Convertible Debt:

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

For convertible debt securities, the recorded discount resulting from the allocation of proceeds to the beneficial conversion feature is recognized as interest expense over the minimum period from the date of issuance to the date of maturity using the straight line method. The effective yield on the discount is 643%.

The carrying value of the note is net of $22,500 in unamortized discount. The discount will be fully amortized by December 7, 2010.

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

Results of Operations

We had no revenues in the three months ended May 31, 2009 or 2008.  Our operating expenses for the three months ended May 31, 2009 were $3,000 compared to $52 in 2008.  All of our operating expenses were general and administrative expenses. Included in 2009 operating expenses was a $3,000 charge for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense of $4,350 consists of amortization of the loan discount $3,750 and an increase in accrued interest of $600.

Liquidity and Capital Resources

On December 7, 2008 we issued a $30k convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.012 per share and matures on December 7, 2010 We used the loan to reduce amounts owed to related parties .

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

We had no cash as of May 31, 2009. Our liabilities totaling $34,398 consisted of accounts payable of $750 and accruals for professional services rendered on our behalf through that date of $25,000; accrued interest of $1,148 and the discounted carrying value of the note payable. The terms of the note payable required us to recognize a discount due to the intrinsic value of the conversion feature. The discount reduced the carrying value of the note to $7,500. The remaining discount of $22,500 will be amortized over the balance of the two year period to maturity.. Our shareholders’ deficit totaled $34,398 at May 31, 2009. Our accumulated deficit to date stands at $73,398.

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

Off Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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