Form 10-Q
period 2010-05-31
Strike Axe, Inc
filed 2010-11-02
CIK 1438945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Strike Axe, Inc.
Balance Sheet

	May 31, 2010	February 28, 2010
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	28,548	27,948
Convertible debt due within one year	22,500	0
Due to related parties	0	0
Total current liabilities	51,798	28,698

Convertible debt due after one year	0	18,750

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
6,101,049 issuable or issued & outstanding	610	610
Additional paid-in capital	50,390	47,390
Accumulated deficit	(102,798)	(95,448)
Total Stockholders' Deficiency	(51,798)	(47,448)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Strike Axe, Inc.
Statement of Operations
(unaudited)

	Three Months Ended May 31,
	2010	2009

Revenue	$0	$0

Costs & Expenses:
General & administrative	3,000	3,000
Interest	4,350	4,350
Total Costs & Expenses	7,350	7,350

Loss from continuing operations before income taxes	(7,350)	(7,350)
Income taxes	0	0

Net Loss	($7,350)	($7,350)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	6,101,049	6,101,049

See notes to unaudited interim financial statements.

Strike Axe, Inc.
Statement of Cash Flows
(unaudited)

	Three Months Ended May 31,
	2010	2009

Cash flows from operating activities:
Net Loss	($7,350)	($7,350)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of debt discount	3,750	3,750
Fair value of services provided by related parties	3,000	3,000
Increase (decrease) in accounts payable & accrued expenses	600	600
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See notes to unaudited interim financial statements.

Strike Axe, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at February 28, 2009	6,101,049	610	$35,390	($66,048)
Fair value of services provided by related party			12,000
Net Loss				(29,400)
Balance at February 28, 2010	6,101,049	610	$47,390	($95,448)
Fair value of services provided by related party			3,000
Net Loss				(7,350)
Balance at May 31, 2010	6,101,049	610	$50,390	($102,798)
See notes to unaudited interim financial statements.

See notes to unaudited interim financial statements.

STRIKE AXE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our February 29, 2010 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended May 31, 2010 and 2009. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2010 or 2009.

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $3,000 for the three-month periods ended May 31, 2010 and 2009 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

The carrying value of the note is net of $7,500 in unamortized discount. The discount will be fully amortized by December 7, 2010.

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

Results of Operations

We had no revenues in the three months ended May 31, 2010 or 2009.  Our operating expenses for the three months ended May 31, 2010 were $3,000 compared to $52 in 2009.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $3,000 charge in each year for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense of $4,350 consists of amortization of the loan discount $3,750 and an increase in accrued interest of $600.

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

We had no cash as of May 31, 2010. Our liabilities totaling $51,798 consisted of accounts payable of $750 and accruals for professional services rendered on our behalf through that date of $25,000; accrued interest of $3,548 and the discounted carrying value of the note payable. The terms of the note payable required us to recognize a discount due to the intrinsic value of the conversion feature. The discount reduced the carrying value of the note to $22,500. The remaining discount of $7,500 will be amortized over the balance of the two year period to maturity. Our shareholders’ deficit totaled $51,798 at May 31, 2010. Our accumulated deficit to date stands at $102,798.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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