Form 10-Q
period 2010-11-30
Strike Axe, Inc
filed 2011-01-19
CIK 1438945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

The number of shares outstanding of the Registrant’s common stock as of January 19, 2011, was 6,101.048 shares of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Strike Axe, Inc.
Balance Sheet

	Nov 30, 2010	February 28, 2010
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	29,748	27,948
Convertible debt due within one year	30,000	0
Due to related parties	2,764	0
Total current liabilities	63,262	28,698

Convertible debt due after one year	0	18,750

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
6,101,049 issuable or issued & outstanding	610	610
Additional paid-in capital	56,390	47,390
Accumulated deficit	(120,262)	(95,448)
Total Stockholders' Deficiency	(63,262)	(47,448)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Strike Axe, Inc.
Statement of Operations
(unaudited)

	Three Months Ended Nov 30,		Nine Months Ended Nov 30,
	2010	2009	2010	2009

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	5,764	3,000	11,764	9,000
Interest	4,350	4,350	13,050	13,050
Total Costs & Expenses	10,114	7,350	24,814	22,050

Loss from continuing operations before income taxes	(10,114)	(7,350)	(24,814)	(22,050)
Income taxes	0	0	0	0

Net Loss	($10,114)	($7,350)	($24,814)	($22,050)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil	Nil	Nil
Basic and diluted net loss	Nil	Nil	Nil	Nil

Weighted average shares outstanding (basic & diluted)	6,101,049	6,101,049	6,101,049	6,101,049

See notes to unaudited interim financial statements.

Strike Axe, Inc.
Statement of Cash Flows
(unaudited)

	Nine Months Ended Nov 30,
	2010	2009

Cash flows from operating activities:
Net Loss	($24,814)	($22,050)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of debt discount	11,250	11,250
Fair value of services provided by related parties	9,000	9,000
Expenses paid by related parties	2,764	0
Increase (decrease) in accounts payable & accrued expenses	1,800	1,800
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See notes to unaudited interim financial statements.

Strike Axe, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at February 28, 2009	6,101,049	610	$35,390	($66,048)
Fair value of services provided by related party			12,000
Net Loss				(29,400)
Balance at February 28, 2010	6,101,049	610	$47,390	($95,448)
Fair value of services provided by related party			9,000
Net Loss				(24,814)
Balance at November 30, 2010	6,101,049	610	$56,390	($120,262)

See notes to unaudited interim financial statements.

STRIKE AXE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended November 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

4. Related Party Transactions not Disclosed Elsewhere:

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $9,000 for the nine-month periods ended November 30, 2010 and 2009 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

5.       Convertible Debt:

On December 7, 2008 issued a $30k convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.012 per share and matures on December 7, 2010

The note was considered to have an embedded beneficial conversion future. The intrinsic value of the beneficial conversion feature exceeded the proceeds allocable to the convertible debt, therefore, the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocable to the convertible debt. The beneficial conversion feature of $30,000 was recorded separately based on the intrinsic value method.

For convertible debt securities, the recorded discount resulting from the allocation of proceeds to the beneficial conversion feature is recognized as interest expense over the minimum period from the date of issuance to the date of maturity using the straight line method. The effective yield on the discount is 643%.

The discount has been fully amortized at November 30, 2010.

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

Results of Operations

We had no revenues in the nine months ended November 30, 2010 or 2009.  Our operating expenses for the nine months ended November 30, 2010 were $11,764 compared to $9,000 in 2009.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $9,000 charge in each period for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense of $13,050 consists of amortization of the loan discount $ 11,250 and an increase in accrued interest of $1,800.

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

We had no cash as of November 30, 2010. Our liabilities totaling $63,262 consisted of accounts payable of $750 and accruals for professional services rendered on our behalf through that date of $25,000; accrued interest of $4,748 and the $25,000 carrying value of the note payable.  Our shareholders’ deficit totaled $63,262 at November 30, 2010. Our accumulated deficit to date stands at $120,262.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Daniel K. Leonard	CEO and CFO	January 19, 2011
Daniel K. Leonard