Form 10-K
period 2011-02-28
Strike Axe, Inc
filed 2011-05-25
CIK 1438945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending February 28, 2011

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

Yes ☑ No ☐

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

☑

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
Yes ☑ No ☐

The number of shares outstanding of the registrant’s Common Stock as of May 25, 2011, $0.0001 par value, was 6,101,049.

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

Our principal shareholder, Consult, LLC, currently owns approximately 98.69% of our Common Stock.  It will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, the sole shareholder of Consult, LLC, is Daniel K. Leonard, our sole director and officer. Mr.  Leonard will be able to elect all of the members of our board of directors, allowing him to exercise significant control of our affairs and management. In addition, he may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and issuer Purchases of Equity Securities.

The common stock is traded on the Pink Sheets under the symbol “STAX”; however it is very limited Public Market for the common stock.  As of February 28, 2011, 6,101,049 shares of common stock were outstanding. There is no active trading market for our Common Stock at present and, according to the best information available to management, there has been no active trading activity for approximately three years.

Common Stock Market Prices

The following table sets forth, for the periods indicated, the high and the low closing sales price per share of our common stock as reported on the Pink Sheets.

Price Range	High	Low

Fiscal year ended February 28, 2011	$0.50	$0.50
First Quarter	$0.25	$0.25
Second Quarter	$1.01	$1.01
Third Quarter	$1.01	$1.01

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

Results of Operations

Year Ended February 28, 2011, compared to Year Ended February 28, 2010

No operating revenues were generated during the year ended February 28, 2011 or 2010.  Operating expenses increased to $14,674 for the year ended February 28, 2011, compared to $12,000 for the year ended February 28, 2010.  The increase in operating expenses was due to higher disclosure compliance costs. Included in operating expenses each year was a $12,000 charge for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital. Interest expense of $13,650 consists of amortization of the loan discount $11,250  and an increase in accrued interest of $2,400   The Company’s net loss decreased to $28,400 for the year ended February 28, 2011, compared to $29,400 for the year ended February 28, 2010.

Liquidity and Capital Resources

As of February 28, 2011, the Company had a working capital deficiency of $63,862, compared to a working capital deficiency of $47,448 as of February 28, 2010. The Company does not have sufficient funds to continue its operating activities.  Future operating activities are expected to be funded by loans from major stockholders.  Expenses of $2,764 incurred during 2011 were paid by a stockholder. At February 28, 2011, the Company had current liabilities of $63,862 compared to $47,448 at February 28, 2010.

On December 7, 2008 we issued a $30k convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.012 per share and matured on December 7, 2010. The note is in default.

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

Net Operating Loss

The Company has accumulated approximately $95,000 of net operating losses as of February 28, 2011. $59,000 of this loss may be carried forward to offset future taxable income through the year 2031. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carry forwards that can be used. The use of future tax benefit is undeterminable because the Company presently has no operations.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Strike Axe, Inc.
Omaha, NE

I have audited the accompanying balance sheet of Strike Axe, Inc. as of February 28, 2011 and 2010 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strike Axe, Inc. as of February 28, 2011 and 2010 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $28,000 loss from operations and has no cash.  The Company may not have adequate readily available resources to fund operations through 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

May 17, 2011

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

Strike Axe, Inc.
Balance Sheet

	February 28, 2011	February 28, 2010

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	30,348	27,948
Convertible debt	30,000	18,750
Due to related parties	2,764	0
Total current liabilities	63,862	47,448

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
6,101,049 issuable or issued & outstanding	610	610
Additional paid-in capital	59,390	47,390
Accumulated deficit	(123,862)	(95,448)
Total Stockholders' Deficiency	(63,862)	(47,448)

Total Liabilities & Stockholders' Deficiency	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Strike Axe, Inc.
Statement of Operations

	Years Ended Feb 28,
	2011	2010

Revenue	$0	$0

Costs & Expenses:
General & administrative	14,764	12,000
Interest	13,650	17,400
Total Costs & Expenses	28,414	29,400

Loss from continuing operations before income taxes	(28,414)	(29,400)
Income taxes	0	0

Net Loss	($28,414)	($29,400)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	6,101,049	6,101,049

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Strike Axe, Inc.
Statement of Cash Flows

	Years Ended Feb 28,
	2011	2010

Cash flows from operating activities:
Net Loss	($28,414)	($29,400)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of debt discount	11,250	15,000
Fair value of services provided by related parties	12,000	12,000
Expenses paid by related parties	2,764	0
Increase (decrease) in accounts payable & accrued expenses	2,400	2,400
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Strike Axe, Inc.
Statement of Stockholders' Deficiency

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at February 28, 2009	6,101,049	610	$35,390	($66,048)
Fair value of services provided by related party			12,000
Net Loss				(29,400)
Balance at February 28, 2010	6,101,049	610	$47,390	($95,448)
Fair value of services provided by related party			12,000
Net Loss				(28,414)
Balance at February 28, 2011	6,101,049	610	$59,390	($123,862)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

STRIKE AXE, INC.

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
February 28, 2011

The Company

Organizational Background:  We were incorporated August 6, 2007 as a subsidiary of Pristine International Seafood, Inc. Our former parent company, Pristine International Seafood, Inc. (PISI) was originally incorporated on July 29, 1998 in Florida as Pristine Oyster.com, Inc.  “PISI” has not conducted any business operations since 2001.

Holding Company Formation and Forward Triangular Merger:

During the fiscal period ended February 29, 2008 we consummated a reorganization which we refer to collectively as the “2008 Reorganization”. The Company was spun-off of “PISI” Inc during February 2008, pursuant to a tax-free reorganization in which all “PISI” shareholders became shareholders of Strike Axe, Inc. in the same proportion. As a result of the 2008 Reorganization, each share of outstanding common stock of  “PISI” received one share of common stock of Strike Axe with the same rights, privileges, and preferences, including as to liquidation. In conjunction with the reorganization “PISI” concluded a downstream merger into a second subsidiary. All “PISI”’ operating assets, liabilities and tax attributes (including accumulated losses and net operating losses) carried forward to the subsidiary. Accordingly, “PISI” is not considered a predecessor company for accounting or legal purposes.

In conjunction with the reorganization we re-domiciled to Delaware.

Since 2002 and prior to consummation of the domiciliary merger in 2008, neither “PISI” nor Strike Axe had any existing operations.

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

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At February 28, 2011 and 2010, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Fair Value Measurements: FASB ASC 820 defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

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
February 28, 2011

.

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

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $12,000 for the years ended February 28, 2011 and 2010 respectively and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

5.	Convertible Debt:

On December 7, 2008 issued a $30k convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.012 per share and matured on December 7, 2010 and is currently in default.

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

The carrying value of the note is calculated as follows:

Face amount of note	$30,000
Future amortization	0
Current carrying value	$30,000

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

(b)

Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended February 28, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
Daniel K. Leonard	49	President/Director

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

The Company is obligated to pay Daniel K. Leonard, in his capacity as director, $5,000.00 monthly as base compensation through December 31, 2009.

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

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended February 28, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2011 by (i) each person who is known by us to own beneficially more than 10% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group. None of the current shareholders have received or will receive any extra or special benefits that were not shared equally (pro-rata) by all holders of shares of our stock.

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

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Mike Cronin, CPA, our independent auditor, for the audit of our annual consolidated financial statements was $10,000

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

Date:	May 25, 2011	By:	/s/ Daniel K. Leonard
Daniel K. Leonard
President, Chief Executive Officer, and Sole Director