Form 10-Q
period 2011-05-31
Strike Axe, Inc
filed 2011-07-07
CIK 1438945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

The number of shares outstanding of the Registrant’s common stock as of July 6, 2011, was 6,101.048 shares of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Strike Axe, Inc.
Balance Sheet

	May 31, 2011	February 28, 2011
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	30,948	30,348
Convertible debt due within one year	30,000	30,000
Due to related parties	3,012	2,764
Total current liabilities	64,710	63,862

Stockholders' Deficiency:
Common stock-100,000,000 authorized $0.0001 par value
6,101,049 issuable or issued & outstanding	610	610
Additional paid-in capital	62,390	59,390
Accumulated deficit	(127,710)	(123,862)
Total Stockholders' Deficiency	(64,710)	(63,862)

Total Liabilities & Stockholders' Deficiency	$0	$0

See notes to unaudited interim financial statements.

Strike Axe, Inc.
Statement of Operations
(unaudited)

	Three Months Ended May 31,
	2011	2010

Revenue	$0	$0

Costs & Expenses:
General & administrative	3,248	3,000
Interest	600	4,350
Total Costs & Expenses	3,848	7,350

Loss from continuing operations before income taxes	(3,848)	(7,350)
Income taxes	0	0

Net Loss	($3,848)	($7,350)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	6,101,049	6,101,049

See notes to unaudited interim financial statements.

Strike Axe, Inc.
Statement of Cash Flows
(unaudited)

	Three Months Ended May 31,
	2011	2010

Cash flows from operating activities:
Net Loss	($3,848)	($7,350)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of debt discount	0	3,750
Fair value of services provided by related parties	3,000	3,000
Expenses paid by related parties	248	0
Increase (decrease) in accounts payable & accrued expenses	600	600
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See notes to unaudited interim financial statements.

Strike Axe, Inc.
Statement of Stockholders' Deficiency
(unaudited)

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit
Balance at February 28, 2010	6,101,049	610	$47,390	($95,448)
Fair value of services provided by related party			3,000
Net Loss				(28,414)
Balance at February 28, 2011	6,101,049	610	$50,390	($123,862)
Fair value of services provided by related party			3,000
Net Loss				(3,848)
Balance at May 31, 2011	6,101,049	610	$53,390	($127,710)

See notes to unaudited interim financial statements.

STRIKE AXE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our February 28, 2011 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended May 31, 2011 and 2010. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

2.	Earnings/Loss Per Share:

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

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2011 or 2010.

3.	New Accounting Standards:

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

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These unpaid items totaled $3,012 at May 31, 2011.

Fair value of services: The sole officer and director provided, without cost to the Company, his services, valued at $800 per month. Also provided, without cost to the Company, was office space valued at $200 per month. The total of these expenses was $3,000 for the three-month periods ended May 31, 2011 and 2010 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

5.	Convertible Debt:

On December 7, 2008 issued a $30k convertible promissory note. The note bears interest at 8% per annum until paid or converted.  The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.012 per share and matured on December 7, 2010. The note is currently in default.

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

Results of Operations

We had no revenues in the three months ended May 31, 2011 or 2010.  Our operating expenses for the three months ended May 31, 2011 were $3,248 compared to $3,000 in 2010.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $3,000 charge in each year for the recognition of the fair value of services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense of $600 consisted of an increase in the accrual of $600.

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

We had no cash as of May 31, 2011. Our liabilities totaling $64,710 consisted of accounts payable of $750 and accruals for professional services rendered on our behalf through that date of $25,000; accrued interest of $5,948: $3,012 due our sole director for payment of our expenses and the undiscounted carrying value of the note payable of $30,000. Our shareholders’ deficit totaled $64,710 at May 31, 2011. Our accumulated deficit to date stands at $127,710.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Daniel K. Leonard	CEO and CFO	July 6, 2011
Daniel K. Leonard