Form 10-Q
period 2011-11-30
Strike Axe, Inc
filed 2012-01-20
CIK 1438945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

STRIKE AXE, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-53304	26-2329797
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

 267 W 1400 S, Suite 101, St. George, UT  84790

(Address of Principal Executive Offices)

_______________

800-541-9469

(Issuer Telephone number)

_______________

21724 E. Stanford Circle, Elkhorn, Nebraska 68022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   No ☑

The number of shares outstanding of the Registrant’s common stock as of January 16, 2012, was 26,352,511 shares of common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Strike Axe, Inc.
Unaudited Condensed Balance Sheets

	November 30, 2011	February 28, 2011

Assets
Current assets
Cash	$0	$0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable-trade	$750	$750
Accrued expenses	32,148	30,348
Convertible debt	30,000	30,000
Due to related parties	3,012	2,764
Total current liabilities	65,910	63,862

Stockholders' Equity:
Preferred stock-10,000,000 authorized $0.0001 par value
no shares issued & outstanding
Common stock-100,000,000 authorized $0.0001 par value
6,101,049 shares issued & outstanding	610	610
Capital in excess of par value	68,390	59,390
Retained earnings (deficit)	(134,910)	(123,862)
Total Stockholders' Equity	(65,910)	(63,862)

Total Liabilities & Stockholders' Equity	$0	$0

See notes to unaudited interim financial statements.

Strike Axe, Inc.
Unaudited Condensed Statements of Operations

	Three Months Ended Nov 30,		Nine Months Ended Nov 30,
	2011	2010	2011	2010

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	3,000	5,764	9,248	11,764
Interest	600	4,350	1,800	13,050
Total Costs & Expenses	3,600	10,114	11,048	24,814

Loss from continuing operations before income taxes	(3,600)	(10,114)	(11,048)	(24,814)
Income taxes	0	0	0	0

Net Loss	$(3,600)	$(10,114)	$(11,048)	$(24,814)

Basic and diluted per share amounts:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic & diluted)	6,101,049	6,101,049	6,101,049	6,101,049

See notes to unaudited interim financial statements.

Strike Axe, Inc.
Unaudited Condensed Statements of Cash Flows

	Nine Months Ended Nov 30,
	2011	2010

Cash flows from operating activities:
Net Loss	($11,048)	($24,814)
Adjustments required to reconcile net loss
to cash used in operating activities:
Amortization of debt discount	0	11,250
Services contributed by related parties	9,000	9,000
Increase (decrease) in accrued expenses	1,800	1,800
Cash used by operating activities:	(248)	(2,764)

Cash flows from financing activities:
Advances by related parties	248	2,764
Cash provided by financing activities	248	2,764

Net change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0

See notes to unaudited interim financial statements.

STRIKE AXE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

The financial statements presented herein have been prepared by us in accordance with the accounting policies described in our February 28, 2011 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates.

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended November 30, 2011 and 2010. All such adjustments are of a normal, recurring nature. The financial statements do not include some information and notes that would substantially duplicate the disclosure contained in our February 28, 2011 audited financial statements.

2.	Liquidity/Going Concern

The Company has  accumulated  losses  since  inception,  has no assets,  has a net loss of $11,048 for the nine months ended November 30, 2011, and has negative cash flows from operating activities.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to explore business development opportunities.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of regulatory compliance expenses paid directly by and cash advances received by affiliates. These amounts totaled $3,012 at November 30, 2011.

Contributed services: The total of these expenses was $9,000 for each of the nine-month periods ended November 30, 2011 and 2010 and was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

4.	Convertible Debt:

The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.012 per share and matured on December 7, 2010. The note was in default on November 30, 2011 and was subsequently converted.

5.	Subsequent Events:

On December 5, 2011 (the "Effective Time"), pursuant to an Agreement and Plan of Reorganization, dated as of November 29, 2011, by and among the Company and Nutritional Concepts Corp, (the "Reorganization  "), Nutritional Concepts Corp was acquired by the Company and as a result of the Reorganization, Nutritional Concepts Corp became a wholly owned subsidiary of the Company.  Prior to the Reorganization, there were 6,101,049 shares of the common stock, par value $.0001 per share of the Company (the "Common Stock") outstanding, pursuant to the Reorganization (a) each of the 16,978,764 outstanding shares of the common stock of Nutritional Concepts Corp (the “ Nutritional Concepts Common Stock") was exchanged for 1 share of Common Stock, and (b) each of the 5,000,000 outstanding options to purchase common stock of Nutritional Concepts Corp (the “Nutritional Concepts Options”) was exchanged for 1 option to purchase Strike Axe common stock for a total of 23,079,813 shares of Common Stock and 5,000,000 options outstanding immediately following the Reorganization.

In December 2011 and January 2012, the Company’s $30,000 convertible promissory note plus outstanding interest (total $37,558) was converted into common stock at the rate of $0.012 per share, per the contract.  Total shares issued were 3,129,840.

In January 2012, the Company issued 142,858 restricted common shares to an “accredited investor” for cash at a purchase price of thirty-five cents ($0.35) per share for a total purchase price of $50,000.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-Q.

Executive Overview

This report presents the financial statements for the nine-month period ended November 30, 2011.  During that period the Company was a shell company organized as a vehicle to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On December 5, 2011, pursuant to an Agreement and Plan of Reorganization, and among, the Company and Nutritional Concepts Corp, Nutritional Concepts Corp was acquired by the Company and as a result of the reorganization, Nutritional Concepts Corp became a wholly owned subsidiary of the Company.

Our Operations

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On December 5, 2011, pursuant to an Agreement and Plan of Reorganization, and among, the Company and Nutritional Concepts Corp, Nutritional Concepts Corp was acquired by the Company and as a result of the reorganization, Nutritional Concepts Corp became a wholly owned subsidiary of the Company.

Nutritional Concepts Corp develops, manufactures through third party vendors, markets and distributes branded and private label vitamins and nutritional supplements in the United States and throughout the world.   We offer a broad range of capsules, tablets and powders. Our portfolio of recognized brands has historically been marketed through wholesale distribution channels, including the Mega Pro® line of products.  It is our plan to market through wholesale distribution channels and through internet sales channels. However, as of the filing date of this report we have not generated significant sales and our operations have been limited to developing our business plan.

We are currently poised to market several proprietary products called Proflex and PureLife Cleanse.  We are using traditional wholesale distribution channels and the internet as marketing tools to reach potential customers for our products.   Our target market is between 16-75 years old, both male and female, a world-wide audience that is interested in a healthier lifestyle through wellness and nutrition.

We intend to market a broad line of specialty supplements, vitamins and minerals under the Nutritional Concepts and Mega Pro® brands.  The Mega Pro® brand has been available to consumers for over 28 years. The Mega Pro® brand emphasizes high quality and natural ingredients, primarily consisting of tablet, capsule, powder and softgel product forms.

We do not manufacture our products, but rather, have contracted with third parties who manufacture and package our products.  We then store our products in our warehouse from which we fulfill and ship orders for customers.

Overview and Financial Condition

During the nine month period ended November 30, 2011 our Company did not have significant operations.  As of the date of this report, Nutritional Concepts Corp operations have included developing a business plan, marketing strategy, website and promotional and advertising materials as well as developing Proflex products.

Results of Operations

Strike Axe, Inc. had no revenues in the three or nine months ended November 30, 2011 and 2010.  Our operating expenses for the nine months ended November 30, 2011 were $9,248 compared to $11,764 in 2010.  All of our operating expenses were general and administrative expenses. Included in operating expenses was a $9,000 charge in each year for the recognition of the services and office space provided without cost by our sole director and officer. The charge is recognized as a contribution to paid-in capital.  Interest expense in 2011 of $1,800 consists of an increase in accrued interest of $1,800 and in 2010 consists of amortization of the loan discount of $11,250 and an increase in accrued interest of $1,800.

Liquidity and Capital Resources

We had no cash as of November 30, 2011. Our liabilities totaling $65,910 consisted of accounts payable of $750 and accruals for professional services rendered on our behalf through that date of $25,000; accrued interest of $7,148: advances from officers of $3,012 and the $30,000 carrying value of the note payable. Our shareholders’ deficit totaled $65,910 at November 30, 2011. Our retained deficit at November 30, 2011 was $134,910.

On December 7, 2008 we issued a $30,000 convertible promissory note. The note bears interest at 8% per annum until paid or converted. The note is convertible at the option of the holder at any time and from time to time into our common stock at a fixed conversion price of $0.012 per share and matured on December 7, 2010.  We used the loan to reduce amounts owed to related parties

Moving forward, the Company anticipates meeting its liquidity needs through the sale of nutritional products, advances from our officers or through the sale of our common stock.  Our need for capital may change dramatically as our operations develop.

Off Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.  Moving forward our new management will establish disclosure controls and procedures to ensure timely disclosures in our reports.

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company's authorized capital stock consists of 110,000,000 shares, of which 100,000,00 are common stock with a par value of $0.0001 per share, and of which 10,000,000 are preferred stock with a par value of $0.0001 per share.  We have 26,352,511 common shares issued and outstanding as of the date of this filing, and to date, no preferred shares have been issued.

In December 2011 and January 2012, the Company converted the promissory note plus outstanding interest (total $37,558) into common stock at the rate of $0.012 per share, per the contract.  Total shares issued were 3,129,840.  We relied on an exemption from the registration requirements provided by section 4(2) of the Securities Act of 1933 for a private transaction not involving a public distribution.

In January 2012, the Company issued 142,858 restricted common shares to an “accredited investor” for cash at a purchase price of thirty-five cents ($0.35) per share for a total purchase price of $50,000.30.  We relied on an exemption from the registration requirements provided by section 4(2) of the Securities Act of 1933 for a private transaction not involving a public distribution.

(A)

Common Stock

All shares of our common stock have equal voting rights and, when validly issued and outstanding, are entitled to one vote per share in all matters to be voted upon by shareholders. The shares of common stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully paid and nonassessable shares. Cumulative voting in the election of directors is not permitted, which means that the holders of a majority of the issued and outstanding shares of common stock represented at any meeting at which a quorum is present will be able to elect the entire Board of Directors if they so choose and, in such event, the holders of the remaining shares of common stock will not be able to elect any directors. In the event of liquidation of the Company, each shareholder is entitled to receive a proportionate share of the Company's assets available for distribution to shareholders after the payment of liabilities and after distribution in full of preferential amounts, if any. All shares of the Company's common stock issued and outstanding are fully paid and nonassessable. Holders of the common stock are entitled to share pro rata in dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available therefore.

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

(D)

Transfer Agent

American Registrar & Transfer Co.

342 E 900 South

Salt Lake City UT 84110

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed & Reserved).

Item 5.  Other Information.

None

Item 6.  Exhibits

(a)

Exhibits

Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

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

Signature	Title	Date

/s/ Shaun M. Sullivan	CEO	January 18, 2012
Shaun M. Sullivan

/s/ Jon E. Lelegren	CFO	January 18, 2012
Jon E. Lelegren