Form 10-Q/A
period 2011-08-31
Strike Axe, Inc
filed 2012-03-19
CIK 1438945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q/A2

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

EXPLANATORY NOTE

The Company is filing this Amendment on Form 10-Q/A2 to the Company's quarterly report on Form 10-Q for the period ended August 31, 2011 filed with the Securities and Exchange Commission on the 12th day of October, 2011, to correctly state the registrant is a shell company as defined in rule 12b-2 of the Exchange Act and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the following materials from the Company's Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-Q/A2.

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

Signature	Title	Date

/s/ Daniel K. Leonard	CEO and CFO	March 15, 2012
Daniel K. Leonard