Form 10-K
period 2012-02-29
Strike Axe, Inc
filed 2012-06-13
CIK 1438945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 29, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-53304

STRIKE AXE, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2329797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

267 W. 1400 S., Suite 101 St. George, UT 84790
(Address of principal executive offices)

(435) 680-2971
(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes  ☐  No

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes  ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes  ☒  No

The registrant’s revenues for its most recent fiscal year were approximately $20,549.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 31, 2011, based on a closing price of $.50 was approximately $3,050,524.  As of June 13, 2012, the registrant had 26,432,511 shares of its common stock, par value $0.0001 per share, outstanding.

STRIKE AXE, INC.

FOR THE FISCAL YEAR ENDED

FEBRUARY 29, 2012

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “ Exchange Act”).  Forward-looking statements reflect the current view about future events and financial performance based on certain assumptions.  They include opinions, forecasts, projections, assumptions, guidance, expectations, beliefs or other statements that are not statements of historical fact.  In some cases, forward-looking statements can be identified by words such as “may”, “can”, “will”, “should”, “could”, “expects”, “hopes”, “believes”, “plans”, “anticipates”, “estimates”, “predicts”, “projects”, “potential”, “intends”, “approximates” or the negative or other variation of such terms and other comparable expressions.  Forward-looking statements in this Report may include statements about:

•

future financial and operating results, including projections of revenues, income, expenditures, cash balances and other financial items;

•

our capital requirements and the need for additional financing;

•

our ability to protect our proprietary property rights and secure the right to use other proprietary property that we deem to be essential to the conduct of our business;

•

our ability to execute our growth, expansion and acquisition strategies;

•

current and future economic and political conditions;

•

overall industry and market performance;

•

competition;

•

management’s goals and plans for future operations; and

•

other assumptions described in this Report underlying or relating to any forward-looking statements.

The forward-looking statements in this Report are only predictions.  Actual results could, and likely will, differ materially from these forward-looking statements for many reasons, including the risks described under “Risk Factors” and elsewhere in this Report.  No guarantee about future results, performance or achievements can be made. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business.

Organizational Background.

We were incorporated under the name Strike Axe, Inc. (the “Company”), in the State of Delaware on August 6, 2007, as a subsidiary of Pristine Seafood Merger Sub, Inc. (“Pristine Merger”).  Pristine Merger was a Delaware company incorporated for the purpose of re-domiciling Pristine International Seafood, Inc. from Florida.  On August 14, 2007, Pristine International Seafood, Inc. merged into Pristine Merger with Pristine Merger emerging as the surviving corporation.  Pristine International Seafood, Inc. was originally incorporated on July 29, 1998, in the State of Florida as Pristine Oyster.com, Inc.  On January 11, 2001, Pristine Oyster.com, Inc. changed its name to Pristine International Seafood, Inc. and, following a domiciliary merger with Pristine Merger, ceased to exist.

During the fiscal period ended February 29, 2008, we consummated a reorganization which we refer to collectively as the “2008 Reorganization” pursuant to Section 251 of the Delaware General Corporation Law (the “DGCL”), as a tax-free organization.  On February 8, 2008, Pristine Merger caused Strike Axe, Inc. (“Strike Axe”) to be incorporated in the State of Delaware, as a direct, wholly owned subsidiary of Pristine Merger and caused Pristine International Seafood, Inc. to also be incorporated in the State of Delaware as a direct wholly owned subsidiary of Strike Axe (“Pristine DE”).  Under the terms of the 2008 Reorganization, Pristine Merger was merged with and into Pristine DE pursuant to Section 251 of the DBCL.  Upon consummation of the 2008 Reorganization, each issued and outstanding share of Pristine Merger common stock was converted into and exchanged for one share of common stock of Strike Axe (on a share-for-share basis) having the same designations, rights, powers and preferences, and qualifications, limitations and restrictions as the shares of Pristine Merger being converted.  There was no spin-off and Pristine Merger’s corporate existence ceased.  Under the 2008 Reorganization, all Pristine Merger shareholders became shareholders of Strike Axe in the same proportion.  In conjunction with the 2008 Reorganization, Pristine Merger concluded a downstream merger into the second subsidiary Pristine DE.  All of Pristine Merger’s losses and net operating losses carried forward to Pristine DE.  Following the 2008 Reorganization, the Company was re-domiciled to Delaware.  Prior to 2004, we were a wholesale seafood company, both domestically and internationally.  Since 2004 and prior to consummation of the domiciliary merger in 2008, neither Pristine Merger nor Strike Axe had any existing operations.

Since August 6, 2007 (inception), until December 5, 2011, the Company was inactive and could be deemed to be a so-called “shell” company, having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents.  As, a shell company our sole purpose, was to locate and consummate a merger or acquisition with a private entity.

On December 5, 2011 (the “Effective Time”), pursuant to an Agreement and Plan of Reorganization, dated as of November 29, 2011, by and among, the Company and Nutritional Concepts Corp. (“Nutritional Concepts”), (the “2011 Reorganization”), Nutritional Concepts was acquired by the Company and as a result of the 2011 Reorganization, Nutritional Concepts became a wholly owned subsidiary of the Company.  Prior to the 2011 Reorganization, there were 6,101,049 shares of the common stock, par value $0.0001 per share of the Company (the “Common Stock”) outstanding.  Pursuant to the 2011 Reorganization (a) each of the 16,978,764 outstanding shares of the common stock of Nutritional Concepts (the “Nutritional Concepts Common Stock”) was exchanged for one share of Common Stock, and (b) each of the 5,000,000 outstanding options to purchase Nutritional Concepts Common Stock (the “Nutritional Concepts Options”) was exchanged for one option to purchase Common Stock for a total of 23,079,813 shares of Common Stock and 5,000,000 options outstanding immediately following the 2011 Reorganization.

Nutritional Concepts was formed February 2, 2011, in the State of Utah.  In August 2011, Nutritional Concepts acquired the rights to purchase for resale and distribution, in the United States, certain dietary supplements developed by Mega-Pro Nutrition, Inc.  In addition, Nutritional Concepts markets its own proprietary nutritional supplements.

As a result of the 2011 Reorganization, Strike Axe changed its management and reconstituted its board of directors (the “Board of Directors”).  On the Effective Time, Daniel K. Leonard, the president, the chief financial officer and the sole director of Strike Axe, resigned as president and chief financial officer.  As Strike Axe’s sole director, Mr. Leonard, appointed Shaun Sullivan and Kendall Smith, as directors of Strike Axe, and they then appointed Shaun Sullivan, Kendall Smith and Jon E. Lelegren as the officers of Strike Axe, Inc.

However, in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), the other new directors did not take office until ten days after we filed an Information Statement pursuant to Rule 14f-1 of the Securities and Exchange Act of 1934, as amended, and mailed that statement to our stockholders of record (the “Effective Date”).  In addition, at the Effective Time, Mr. Leonard resigned as a director of Strike Axe, Inc. effective as of the Effective Date.  Finally, as soon as practicable after the 2011 Reorganization Agreement, Strike Axe intends to change its name to Nutritional Concepts Corp. or such other name as more closely reflects the current business of the Company and is available in the State of Delaware.

Prior to the consummation of the 2011 Reorganization, Strike Axe was not engaged in any trade or business and Nutritional Concepts was engaged in the business of developing and marketing nutritional supplements.

Based on the fact that after the 2011 Reorganization: (i) the former stockholders of Nutritional Concepts control the Company, (ii) we will change our name to reflect the corporate identity of Nutritional Concepts and (iii) our only business is the business that had been previously conducted by Nutritional Concepts, for accounting purposes, Nutritional Concepts is treated as the acquirer.  As a result, the historical financial statements of Nutritional Concepts have become our historical financial statements and are the historical financial statements appearing elsewhere in this Report.  A copy of the Agreement and Plan of Reorganization is filed as an exhibit to this Report.

We are authorized to issue an aggregate amount of one hundred ten million (110,000,000) shares of stock, of which one hundred million (100,000,000) shares are designated as common stock, par value $0.0001 per share, and ten million (10,000,000) shares are designated as preferred stock, par value $0.0001 per share.  Each shareholder of common stock shall be entitled to one vote for each share of common stock held.  As of June 13, 2012, there were 26,432,511 shares of common stock outstanding with no preferred shares of stock outstanding.

Our common stock is currently traded on the Over-the Counter Bulletin Board (the “OTCBB”) under the symbol “SKAX.”  Prior to April 16, 2008, our stock was traded on the Pink Sheets under the symbol “POYS.”

Overview

Nutritional Concepts develops, manufactures through third party vendors, markets and distributes branded and private label vitamins and nutritional supplements in the United States and throughout the world.  We currently offer one product developed by us but intend to provide a broad range of capsules, tablets and powders.  We are anticipating to market a portfolio of recognized brands which have historically been marketed through wholesale distribution channels, including the Mega Pro® line of products.  It is our plan to market through wholesale distribution channels and through Internet sales channels.

Our principal executive offices are located at 267 W. 1400 S., Suite 101, St. George, UT  84790 and our telephone number is (435) 680-2971.  We were incorporated in the State of Delaware in 2007.  Our corporate Internet web site address is www.nutritionalconcepts.net.

Our Company

We have non-exclusive rights to sell and distribute Mega Pro® products in the United States.  We had an option to purchase the business of Mega Pro for $1.5 million U.S. dollars that expired on February 18, 2012.  We are currently negotiating with Mega Pro to acquire certain assets.  We anticipate that exercise of outstanding options along with a private placement of our common stock will provide sufficient funding to complete the asset purchase, however we have no guarantees or commitments from any party to either exercise outstanding options or participate in a private placement.

Our focus is to market and sell nutritional supplements that we develop ourselves and those to which we have the rights to sell from Mega Pro® via traditional wholesale distribution and Internet sales and marketing channels.

According to the “Nutrition Business Journal,” the sales market for vitamins, minerals and supplements in the United States was estimated to be approximately $117 billion in 2010 sales (the most recent year for which data is available). We believe that the market has reached its present size due to a number of factors, including:

•

increased awareness of the health benefits of dietary supplements, especially as reports and medical research indicating a correlation between consumption of specific nutrients and better health continue to heighten public knowledge of the benefits of dietary supplements for health;

•

a growing population of older Americans, with increased levels of education and discretionary income, who are more likely to consume dietary supplements and nutritional products, with an increasing interest in more proactively managing one’s own health needs;

•

successful new product introductions in part due to new scientific findings; and

•

a trend towards preventative measures and healthy living due, in part, to increasing health care costs, dissatisfaction with existing health care systems, and increasing acceptance of alternative/preventative care.

In recent years, nutritional supplement companies, analysts, publications and other industry sources have referenced a slower growth rate, particularly in terms of sales dollar growth, in the nutritional supplement industry.  We believe that the slower growth rate is due in part to, among other factors, increased competition, including increasing competition from pharmaceutical and food companies, increased market and pricing competition, including from private label products, the general economic slowdown in the U.S., negative publicity regarding certain nutritional supplement ingredients and companies, and the general maturing of the industry.

Although specific data from the fragmented international markets is not readily available, we believe similar demographics, events and other trends affect the nutritional supplement market internationally.

Our Operations

We have just recently commenced our planned principal operations and have not yet generated significant sales. Through February 29, 2012, we had net sales of $20,549.  Our operations have been limited to developing our business plan, marketing strategy, website and promotional and advertising materials as well as developing our Proflex products.

We currently offer our Proflex product.  We are poised to market several proprietary products called Proflex and PureLife Cleanse as well as a pre-workout, post-workout and whey protein products.  We use traditional wholesale distribution channels and the Internet as marketing tools to reach potential customers for our products.  Our target market is between 16-75 years old, both male and female, worldwide audience that is interested in a healthier lifestyle through wellness and nutrition.

We intend to market a broad line of specialty supplements, vitamins and minerals under the Nutritional Concepts and Mega Pro® brands.  The Mega Pro® brand has been available to consumers for over 28 years.  The Mega Pro® brand emphasizes high quality and natural ingredients, primarily consisting of tablet, capsule, powder and soft gel product forms.

We do not manufacture our products, but rather, place orders with third parties who manufacture and package our products.  We then store our products in our warehouse from which we fulfill and ship orders for customers.

Our Products

We sell Proflex, a proprietary joint pain relief supplement made from 100% natural ingredients.  Based on clinical studies, Proflex was created using glucosamine combined with other natural herbs and minerals.  This is our only product other than the Mega Pro products we are licensed to sell.

We are developing PureLife Cleanse, a proprietary colon cleanse product, as well as a pre-workout, post-workout and whey protein products.

We also intend to distribute the Mega Pro line of 29 unique products in the United States.  Mega Pro was established 28 years ago and Mega Pro products are frequently found in stores such as Walmart, Rite-Aid, Albertsons and GNC.

Mega Pro products include the over-the-counter pharmaceuticals Vasopro, Rapid Actin Ephedrine and Bronch-eze. These products are for the temporary relief of shortness of breath, tightness of chest, and wheezing due to bronchial asthma.

Mega Pro sports nutrition supplements include products for weight gain, weight loss, amino acids, energy and endurance supplements and powders, specialty products for alertness and energy and muscle building supplements.

Sales

Our operations have been limited to developing our business plan, marketing strategy, website, promotional and advertising materials and developing our Proflect product.  Since inception through February 29, 2012, we generated $20,549 in sales.  Although we have just begun generating sales, we intend to generate product sales through traditional wholesale distribution and the Internet.  The Internet provides us the means of reaching a large number of potential customers.  Our products will be available online, 24 hours a day, 7 days a week.  We have an experienced marketing team and we use a marketing skill set that combines our wholesale marketing with an aggressive online marketing campaign.  We believe this will allow us to dive into the retail online space and will enable us to take advantage of the hundreds of millions of online users looking for a single company to provide for their nutritional needs.  We expect to sell our products both domestically and internationally.  With respect to our domestic sales, we intend to sell our products into hundreds of retail stores and will continue to expand our retail sales in 2012.  With respect to international sales, we intend on launching a strategic online campaign starting in a select few countries and extending through other countries as we gain traction.  As part of this international expansion, we intend to launch road shows while touring to promote our products.  We will also target some of the countries’ prominent athletes offering sponsorships to those that can endorse our products.  Our sales force is constantly working on new accounts and with our new Internet division we will be focusing extensively on our Internet sales campaigns and focusing on growing different products while they are in demand.  New product sales are primarily driven with new press and word of mouth.

Government Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to the laws and regulations of federal governmental agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the U.S. Department of Agriculture, the U.S. Consumer Products Safety Commission, the Environmental Protection Agency and the Postal Service, and also various agencies of the states, localities and countries in which we operate and sell our products.

The FDA regulates food and dietary supplements through the Food, Drug and Cosmetic Act (“FDCA”) and amendments thereto, including the Dietary Supplement Health and Education Act of 1994, as amended (“DSHEA”), which is intended to promote access to safe, quality dietary supplements and information about dietary supplements. The DSHEA establishes a statutory class of dietary supplements, including vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients.  Generally, under the DSHEA, dietary ingredients on the market before October 15, 1994, may be used without further notification to the FDA.  However, dietary ingredients not marketed prior to October 15, 1994, may be “new dietary ingredients” under the DSHEA and may require a submission to the FDA at least 75 days prior to marketing such ingredient evidencing a history of use or other evidence of safety to establish that the ingredient will reasonably be expected to be safe.  Recently, the FDA published draft guidance for industry regarding “new dietary ingredient” notifications.  This draft guidance is open for comment and has not been published as a final rule.  We are unable to predict whether this draft guidance will become an FDA rule and what effect, if any, a “new dietary ingredient” notification rule would have on our business.  We cannot assure you that the FDA will accept the evidence of safety for any new dietary ingredients that we may want to market, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients.  In addition, increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as “illegal”

under the FDCA because of the failure to file a new dietary ingredient notification.

The DSHEA permits statements of “nutritional support” for dietary supplements that may describe how particular dietary ingredients affect the structure, function or general well-being of the body or describe the mechanism of action by which dietary ingredients affect the foregoing.  These statements of nutritional support, or “structure/function claims,” may not make a health claim or disease claim, meaning that a statement may not claim to diagnose, treat, prevent, cure or mitigate an illness or disease unless the claim was authorized by the FDA.  A structure/function claim in advertising or on a product label must have substantiation that the claim is truthful and not misleading, and have a disclaimer that the statement has not been evaluated by the FDA and that the product is not intended to diagnose, treat, cure or prevent any disease.  We cannot assure you that a regulatory agency, court or other third party will not deem one or more of our product claims or labels to be impermissible and take adverse action against us.

In addition, the DSHEA provides that certain “third-party literature,” such as a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to the same regulation as labeling.  Such literature must not be false or misleading; the literature may not “promote” a particular manufacturer or brand of dietary supplement; and a balanced view of the available scientific information on the subject matter must be presented.  We cannot assure you that all third-party literature that we would like to disseminate in connection with our products will satisfy each of these requirements, and failure to satisfy all requirements could prevent use of the literature or subject us to adverse actions by regulatory agencies or other third parties.

In June 2007, the FDA published final Good Manufacturing Practices (GMP) specifically for the dietary supplement industry.  The effective compliance date for companies like ours with fewer than 500 employees was June 22, 2009. Among other things, these GMPs: (i) require identity testing on all incoming dietary ingredients, (ii) call for a “scientifically valid system” for ensuring finished products meet all specifications, (iii) include requirements related to process controls, including statistical sampling of finished batches for testing and requirements for written procedures, and (iv) require extensive recordkeeping.  We do not currently expect the incremental cost of ongoing compliance efforts to be material.

While we believe we are currently in compliance with the GMPs, there can be no assurance that our operations or those of our suppliers will be in compliance in all respects at all times.  Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.

Although most of our products are classified as dietary supplements, some of our products are conventional foods, which are also subject to the Nutrition Labeling and Education Act of 1990 (“NLEA”).  The NLEA also prohibits health claims being made for a food without prior FDA approval and establishes requirements for ingredient and nutrition labeling.

The FTC exercises jurisdiction over the advertising of nutritional and dietary supplements under the Federal Trade Commission Act.  In November 1998, the FTC published an advertising guideline for the dietary supplement industry entitled “Dietary Supplements: An Advertising Guide for Industry.”  These guidelines reiterate many of the policies regarding dietary supplements the FTC has periodically announced over the years, particularly with respect to the substantiation of claims made in advertising of dietary supplement products.  In the past several years, the FTC has instituted several enforcement actions against dietary supplement companies alleging false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and/or the payment of fines by certain of the companies involved.

The National Advertising Division (“NAD”) of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims.  The NAD also has its own advertising monitoring program, and initiates its own challenges to advertising that it has reviewed. The NAD has no enforcement authority of its own, but may refer matters that the NAD views as violating FTC rules, regulations or guidance to the FTC for further action.  We cannot assure you that in the future the NAD will not deem one or more of our advertising claims to be impermissible.

Federal agencies, primarily the FDA and FTC, have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring reformulation of products, requiring corrective labeling or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizures, and imposing civil penalties or commencing criminal prosecution.  In addition, certain state agencies have similar authority.  These federal and state agencies have in the past used these remedies in regulating participants in the dietary supplement industry.  In addition, the FDA has been able to generate a significant amount of media coverage when concerned about an ingredient or product.  When the media covers such a story, the reputation of a company, product or ingredient may be seriously damaged, even if the information provided is incomplete or incorrect.

Our international activities are subject to regulation in each country in which we sell or distribute our products.  In markets outside the United States, before commencing operations or marketing our products, we may be required to obtain approvals, licenses or certifications from a country’s ministry of health or comparable agency.  Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients.  We must also comply with product labeling and packaging regulations that vary from country to country.  Furthermore, the regulations of these countries may conflict with those in the United States and with each other, sometimes-causing higher costs and expenses, product reformulations, and delay.  In countries in which we do not have direct relationships with retailers, independent distributors generally have responsibility for compliance with applicable foreign laws and regulations.  These distributors are independent contractors over whom we have limited control.

As a result of our efforts to comply with applicable statutes and regulations, from time to time we may reformulate, eliminate or re-label certain of our products and revise certain aspects of our sales, marketing and advertising programs.  We cannot assure you that we will not have to make such changes or revisions in the future, which could have a material adverse effect on our results of operations and financial condition.

We may be subject to additional laws or regulations by the FDA or other federal, state, county, local or foreign regulatory authorities, the repeal of laws or regulations which we consider favorable, such as the DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future.  There has recently been several new laws proposed at the federal level that we believe would be unfavorable to the dietary supplement industry and our company, if enacted as proposed.  We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations, legal proceedings or administrative orders, when and if promulgated or initiated, would have on our business in the future. Such changes could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional recordkeeping requirements, expanded documentation of the properties of certain products, new or different labeling, additional scientific substantiation, additional personnel, or new or additional processes, procedures or requirements.  Any or all of such changes or requirements and the related costs to comply with such changes or requirements could have a material adverse affect on our results of operations and financial condition.

Research and Development

We are committed to research and development to create safe and efficacious new products, develop product line extensions for existing products, and develop more effective and efficient means of processing ingredients for use in products.  New product development and process improvements are important to the nutritional supplement industry to create new market opportunities, meet consumer demand and strengthen relationships with customers.

We have access to an extensive research library and employ a variety of industry relationships to identify new research and development projects offering health and wellness benefits.  To support our research and development efforts, we maintain contact with a staff of scientific and technical personnel, invest in formulation, processing and packaging development, perform product quality and stability studies, invest in product efficacy and safety studies, and conduct consumer market research to sample consumer opinions on product concepts, product design, packaging, advertising and marketing campaigns.  For research and development initiatives, we conduct research and development in our own facility and with third parties.  Product research and development expenses were $7,432 through February 29, 2012.

Manufacturing and Product Quality

We use manufacturers that we have established long-term relationships with for the manufacture of our products. We do not have any formal contracts or agreements in place with any manufacturer for our products.  We send a purchase order to a manufacturer who then produces the product for us.

The manufacturing process generally consists of the following operations: (i) sourcing ingredients for products, (ii) testing and warehousing raw ingredients, (iii) measuring ingredients for inclusion in such products, (iv) granulating, blending and grinding ingredients into a mixture with a homogeneous consistency, (v) encapsulating, tableting, pouring, pouching, bagging or boxing the blended mixture into the appropriate dosage form using either automatic or semiautomatic equipment, and (vi) testing finished products prior to distribution.

The bottling and packaging, counting, check weighing and filling operations are automated to promote accuracy and compliance with weights and measures regulations.

Our manufacturer’s quality management systems are detailed and comprehensive, and include a supplier selection and certification process, raw material verification, analytical testing, weight deviation measurement, facility and process audits, and other procedures.  The quality management systems also include a professionally equipped and staffed laboratory, enabling analysis of raw materials and finished goods for compliance to specifications.  Our products are also subject to extensive shelf life stability testing through which we determine the effects of aging on our products.  Outside laboratories are used routinely to evaluate our internal test laboratory performance and to supplement our internal testing procedures and capabilities.

Our manufacturers employ purchasing staff that works with marketing, product development and quality control personnel to source raw materials for our products.  We seek to mitigate the risk of a shortage of raw materials through our relationships with our principal suppliers, including identification and qualification of alternative suppliers for the same, or similar, raw materials where available.

We may enter long-term supply and license arrangements with third-party suppliers for key ingredients.  While we have channels in place providing for the continuing supply of these ingredients, we cannot assure you that the suppliers will continue to supply these ingredients in the quantities or on the terms we require, or at all.  See “Item 1 – Business – Intellectual Property.”  The failure of one or both of these suppliers to deliver will impact our net sales and profit margins and may damage our reputation with our customers, which could have a material adverse effect on our results of operations and financial condition.  We cannot guarantee that we will be able to secure alternate suppliers to provide these ingredients on terms acceptable to us, or at all.

Intellectual Property

We have not filed any trademarks or patents but anticipate filing to protect the ProFlex brand, if and after we complete our proposed acquisition of Mega Pro assets.  We rely on common law trademark rights to protect our unregistered trademarks.  Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark.

Competition

The nutritional supplement industry is highly competitive.  Universal Nutrition, BSN and Gaspari Nutrition are some of our direct competitors.  The market for the sale of nutritional supplements is highly fragmented and competitive. We believe that competition is based principally upon price, quality and efficacy of products, customer service, brand name and marketing and trade support, and successful new product introductions.

Our competition includes numerous nutritional supplement companies that are highly fragmented in terms of geographic market coverage, distribution channels and product categories.  In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market. These companies and certain nutritional supplement companies have broader product lines and/or larger sales volumes than we have and have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities.  Other companies are able to compete more effectively due to a greater extent of vertical integration.  Increased competition from such companies could have a material adverse effect on our results of operations and financial condition.

Many companies within the industry are privately-held.  Therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors with respect to sales to retailers.  As the nutritional supplement industry continues to evolve, we believe retailers will align themselves with suppliers who are financially stable, market a broad portfolio of products, provide exceptional quality assurance and offer superior customer service.

Employees

We have no employees other than our executive officers.

Item 1A.  Risk Factors.

An investment in our company involves a high degree of risk.  You should consider carefully the following information about these risks, together with the other information contained in this Report, before deciding to purchase any of our securities.  If any of the events or developments described below actually occur, our business, results of operations and financial condition would likely suffer.  In these circumstances, you may lose all or part of your investment.  In addition, it is also possible that other risks and uncertainties that affect our business may arise or become material in the future.  You should read the section entitled “forward-looking statements” above for a discussion of what types of statements are forward-looking statements.

Risks Related to Our Business

Our independent registered accounting firm has cited our ability to continue as a going concern.

Our auditors have added an explanatory paragraph to their opinion on our financial statements because of concerns about our ability to continue as a going concern.  These concerns arise from the fact that we have accumulated losses since inception, have had negative cash flows from operating activities, and have not yet established an ongoing source of revenues sufficient to cover our operating costs.  If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

We need substantial additional capital to grow and fund our present and planned business and business strategy.

We will require additional capital to continue operations.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  The inability to obtain additional capital may reduce our ability to develop our business.  If we are unable to obtain additional financing, we will likely be required to curtail or significantly reduce our expansion plans. Further, any additional equity financing may involve substantial dilution to our then existing stockholders.

Our current and planned operations contemplate funding with milestones of at least $1,500,000 in 2012.  See the heading “Liquidity and Capital Resources” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Item below.  Failure to meet these funding milestones may have a significant adverse effect on our growth and anticipated revenues and we may have to curtail our business strategy.

We may in the future issue more shares, which could cause a loss of control by present management and current stockholders and/or dilution to investors.

There may be substantial dilution to our stockholders as a result of future decisions of our Board of Directors to issue shares without stockholder approval for cash, services, or acquisitions at prices solely determined by our Board of Directors.  Additionally, upon issuance, such shares could represent a majority of our voting power and equity.  The result of such an issuance would be those new stockholders and management would control us, and persons unknown could replace management at such time.

We have agreed to indemnification of officers and directors, as is provided by Delaware General Corporation Law, which could result in substantial expenditures by us.

The DGCL provides for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with any activities on our behalf.  We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification.  This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

We have insufficient funds to develop our business, which may adversely affect our future growth.

Growth of our business will depend in part upon our ability to develop new products and to make strategic acquisitions, in particular, our anticipated acquisition of Mega-Pro Nutrition, Inc. assets.  We may not generate sufficient cash flow from our operations to allow us to fund these activities.  We may need to sell additional equity or borrow funds in order to develop these growth strategies and we cannot assure you that we will be able to raise the additional capital and/or borrow the funds needed to implement these plans.

Our inability or failure to protect our intellectual property and proprietary techniques or our infringement of others’ intellectual property could have a material adverse effect on our results of operations and financial condition.

Although the nutritional supplement industry has historically been characterized by products with naturally occurring ingredients in capsule or tablet form, it has become more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes.  There can be no assurance that third parties will not assert intellectual property infringement claims against us or our intellectual property licensors.  Such claims of intellectual property infringement may require us to enter into costly royalty or license agreements, which we may be unable to obtain on terms acceptable to us or at all.  These claims could also be costly, cause reputational injury and divert the attention of management and key personnel.  To the extent that these developments prevent us from, or increase the cost of, offering or supplying competitive products or our licensed proprietary ingredients in the marketplace, or result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights, this could have a material adverse effect on our results of operations and financial condition.

Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our results of operations and financial condition.

We believe sales of our products are highly dependent on consumer perception of the safety, quality and efficacy of our products. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, national media attention, and other publicity regarding our products and other nutritional supplements, including publicity regarding the legality, safety or quality of particular ingredients or products or the nutritional supplement market in general.  There has recently been unfavorable publicity regarding

FDA action against nutritional supplement companies based on adverse events alleged to be caused by products sold by these companies.  Adverse publicity, scientific research or findings, litigation, regulatory proceedings or media attention, whether or not accurate, could have a material adverse effect on our results of operations and financial condition and may lead to increased scrutiny of our operations by federal, state or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.  Adverse publicity, reports or other media attention regarding the safety, quality, or efficacy of our products or ingredients or nutritional supplement products or ingredients in general, or associating the consumption of our products or ingredients or nutritional supplement products or ingredients in general with illness or other adverse effects, whether or not scientifically supported or accurate, could have a material adverse effect on our results of operations and financial condition.

We operate in a highly competitive industry, in which increased competition and pricing pressures could have a material adverse effect on our results of operations and financial condition.

The market for the sale of nutritional supplements is highly competitive.  Many of our principal competitors have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities.  Other competitors are more vertically integrated than we are.  Additional national or international companies may enter or increase their presence (through acquisition or organic growth) in our industry. Private label products of our competitors, the number of which in recent years has significantly increased in certain nutritional supplement categories (including joint care), also create significant pricing pressure and competition with our products.  Because nutritional supplements can be purchased in various channels of distribution, we also compete with products sold outside of the mass-market retail channel, including health food stores, direct sales, direct mail and Internet distribution channels.  Increased competition from competitors, including expansion of private label products, or increased pricing pressure, could have a material adverse effect on our results of operations and financial condition.

Among other factors, competition among manufacturers, distributors and retailers of nutritional supplements is based upon price.  Because of the high degree of price competition, we generally have not been able to pass on increases in raw material prices to our customers.  If one or more of our competitors significantly reduce their prices in order to gain market share, or if raw material prices increase and we are unable to pass along the increased cost to our customers, our results of operations and financial condition could be materially adversely affected.

We are dependent on third-party suppliers.

In some cases, we acquire all of our raw materials for the manufacture of our products from third parties.  A considerable portion of our raw materials relates to our joint care category, which accounts for a significant amount of our total net sales.  We cannot assure you that suppliers will provide the raw materials we need in the quantities requested, at a price we are willing to pay or that meet our quality standards and labeling requirements.  This could cause product shortages and back orders, damaging our reputation and resulting in a loss of net sales and profitability.

We are subject to potential delays in the delivery of raw materials caused by events beyond our control, including, among other factors, strikes or labor disputes, transportation interruptions, capacity issues at supplier factories, weather-related events, natural disasters or other catastrophic events, and changes in government regulations.  Any significant delay in or disruption of the supply of raw materials could, among other things, substantially increase the cost of such materials, require reformulation or repackaging of products, require the qualification of new suppliers, or result in our inability to meet customer demands for certain products.  The occurrence of any of the foregoing, particularly with respect to raw materials needed for our joint care products, could have a material adverse effect on our results of operations and financial condition.

We rely on third party manufacturers to meet current demand for our products and we will need to obtain additional capacity in order to increase production of our existing products or to produce our proposed new products.

Our plans for the growth of our business rely upon increasing sales of our existing products and developing and marketing new products.  We use third party manufacturers to manufacture our products.  We do not have any formal agreements or contracts in place with any manufacturers.  We rely on purchase orders to manufacturers to obtain our products.  The loss of any of our third party manufacturers could have a material adverse effect on our business.  We cannot assure you that we will be able to identify additional product manufacturers.

Our international sales expose us to certain risks associated with international commerce which could adversely affect our business.

Our international sales efforts are comprised of selling products from the United States on an export basis to retail customers or distributors abroad.  Operating in international markets exposes us to certain risks, including, among others, difficulty in understanding and complying with foreign regulations, changes in or interpretations of foreign regulations that may further limit our ability to sell certain products or ingredients in certain countries, the potential imposition of trade or foreign exchange restrictions or increased tariffs, difficulties in enforcement of contractual obligations, difficulty in collecting international accounts receivable, potentially longer payment cycles, and political instability.  We may be required to reformulate our products before commencing distribution in a given country.  We must comply with various and changing local labeling, customs and other regulations.  Trademark rights are often difficult to obtain and enforce in countries outside the United States. There is also no assurance that we will be able to obtain and retain the necessary permits and approvals required for our international efforts. The importance of these and other risks relating to exporting goods to foreign countries increases as our export business grows and expands.  We are attempting to increase our distribution of products in international markets.  Our inability to successfully launch and maintain sales outside of the United States while maintaining the integrity of the products sold and complying with local regulations could have a material adverse effect on our results of operations and financial condition.

Our failure to appropriately respond to changing consumer preferences and demand for new products or our failure to develop and/or sustain new product launches could have a material adverse effect on our results of operations and financial condition.

We believe our ability to grow in existing markets is partially dependent upon our ability to introduce new and innovative products and product enhancements.  The development and commercialization process, particularly relating to innovative products, is both time-consuming and costly and involves a high degree of business risk. Although we seek to introduce additional products each year, the success of new products or product enhancements is subject to a number of variables, including developing products that will appeal to customers, accurately anticipate consumer needs, be successfully commercialized in a timely manner, be priced competitively, be differentiated from those of our competitors, and comply with applicable regulations.  The inability to successfully implement or maintain marketing and spending programs, a consistent supply of raw material, competitive claims or strategic initiatives in support of our branded products or product enhancements could have a material adverse effect on our results of operations and financial condition.  We cannot assure you that our efforts to develop and introduce new products or existing product innovations will be successful, that we will have sufficient funds to pursue developing new products, that customers will accept new products, or, if accepted, that customers will continue to purchase the new products.  The failure to successfully launch, gain distribution or maintain distribution for new product offerings or product enhancements could have a material adverse effect on our results of operations and financial condition.

If we experience material product liability claims, FDA action or other litigation, it could have a material adverse effect on our results of operations and financial condition.

As a manufacturer and distributor of products designed to be ingested, we face an inherent risk of exposure to product liability claims, FDA action and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of our products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination.  Our products consist of vitamins, minerals, herbs, and other ingredients that are classified as dietary supplements or foods, and generally are not subject to pre-market regulatory approval in the United States. Some of our products contain ingredients that do not have long histories of human consumption, and may not have the effects intended. Previously unknown adverse reactions resulting from human consumption of these, other of our ingredients, or combinations of ingredients could occur.  In the future we may be, subject to various product liability claims, including, among others, that our products caused injury or illness, that our products include inadequate instructions for use, or that our products include inadequate warnings concerning possible side effects or interactions with other substances. Recently the FDA has taken a more aggressive approach to enforcement.  A product liability claim or FDA action against us could result in increased costs, could adversely affect our reputation with our customers and consumers, and could have a material adverse effect on our results of operations and financial condition.

It is possible that future litigation could arise that could have a material adverse effect on our results of operations and financial condition.

Failure to comply with existing or new regulations, both in the U.S. and abroad, or an adverse action regarding product formulation, claims or advertising could have a material adverse effect on our results of operations and financial condition.

Our business operations, including the formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products, are subject to regulation by various, federal, state and local government entities and agencies, particularly the FDA and FTC, in the United States as well as foreign entities and agencies. See “Item 1 - Business - Government Regulation.” From time to time we may be subject to challenges to our marketing, advertising or product claims in litigation or governmental, administrative or other regulatory proceedings.  Failure to comply with applicable regulations or withstand such challenges could result in changes in product labeling, packaging, or advertising, product reformulations, discontinuation of our product by retailers, loss of market acceptance of the product by consumers, additional recordkeeping requirements, injunctions, product withdrawals, recalls, product seizures, fines or criminal prosecution. Any of these actions could have a material adverse effect on our results of operations and financial condition. We cannot assure you that we will not have to make such changes or revisions in the future, which could have a material adverse effect on our results of operations and financial condition.

In June 2007, the FDA published extensive Good Manufacturing Practices (GMPs) for dietary supplements. See “Item 1 - Business - Government Regulation.” While we do not currently expect the incremental cost of ongoing compliance efforts to be material, we cannot assure you that, in complying with the new GMPs requirements, we will not incur substantial costs that may have a material adverse effect on our results of operations and financial condition, or that our operations or those of our suppliers will be in compliance in all respects at all times. Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.

In markets outside the United States, before commencing operations or marketing our products, we may be required to obtain approvals, licenses or certifications from a country’s ministry of health or comparable agency.  Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients.  We must also comply with product labeling and packaging regulations that vary from country to country.  Furthermore, the regulations of these countries may conflict with those in the United States and with each other.  The cost of complying with these various and potentially conflicting regulations can be substantial and could have a material adverse effect on our results of operations and financial condition.

We may also be subject to additional laws or regulations administered by federal, state or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable, such as DSHEA, or more stringent interpretations of current laws or regulations.  Additional or more stringent legislation and regulations regarding the nutritional supplement industry have recently been proposed.  We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future.  Any or all of these requirements and the related costs to comply with such requirements could have a material adverse effect on our results of operations and financial condition.

If we experience product recalls or a significant amount of product returns, we may incur significant and unexpected costs, and our business reputation could be materially adversely affected.

Manufacturers and distributors of products in our industry are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as ingredient contamination, unintended harmful side effects or interactions with other ingredients, packaging safety and inadequate or inaccurate labeling disclosure. If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and we may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention.  We acquire all of our raw materials for the manufacture of our products from third parties.  In addition, the products we sell are produced by third-party manufacturers.  We do not have any formal agreements or contracts in place with any manufacturers.  We cannot assure you that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, FDA action or lawsuits.  Additionally, if one of our significant brands were subject to recall, the image of that brand and our company could be harmed.  A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition. Additionally, product recalls may lead to increased scrutiny of our operations by federal, state or other regulatory agencies, requiring further management attention and potential legal fees and other expenses.

We are dependent on third party manufacturers, and any material disruptions could adversely affect our business.

Our products are manufactured by third parties.  Accordingly, we are highly dependent on the uninterrupted and efficient operation of our contract manufacturing facilities.  Power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, workforce disruptions, natural or other disasters, or the failure to comply with laws or regulations or the requirements or directives of government agencies, including the FDA, could disrupt our contractor operations and have a material adverse effect on our results of operations and financial condition.

If we are unable to consummate successful strategic transactions in the future, or integrate businesses we acquire, our business could be adversely affected.

An element of our strategy includes expanding our product offerings, gaining shelf space, enhancing business development and gaining access to new skills and other resources through strategic acquisitions, investments or other transactions when attractive opportunities arise.  We cannot assure you that attractive transaction opportunities will be available to us, that we will be able to obtain financing for or otherwise consummate any transactions or that any transactions which are consummated will prove to be successful.  Managing acquisitions entails numerous operational and financial risks, including: the anticipated financial performance and estimated cost savings and other synergies as a result of the acquisitions may not materialize; the inability to retain or replace key employees of any acquired businesses or hire enough qualified personnel to staff any new or expanded operations; the impairment of relationships with key customers of acquired businesses due to changes in management and ownership of the acquired businesses; the exposure to federal, state, local and foreign tax liabilities in connection with any acquisition or the integration of any acquired businesses; the exposure to unknown liabilities; higher than expected acquisition and integration costs that could cause our quarterly and annual operating results to fluctuate; combining the operations and personnel of acquired businesses with our own, which could be difficult and costly; and the risk of entering new markets.

If we lose key personnel or are unable to attract and fill key positions, our business could be materially adversely affected.

Our continued success will depend largely on the efforts and abilities of our officers and directors.  The loss or limitation of the services of any of our officers and directors, or the inability to attract additional qualified personnel could have a material adverse effect on our results of operations and financial condition.

Interruptions to our information technology systems could have a material adverse effect on our business.

Our success is dependent on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology.  Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain customer records, accurately track purchases, manage accounting, finance and manufacturing operations, generate reports, and provide customer service and technical support.  A significant interruption in these systems could have a material adverse effect on our results of operations and financial condition.

We are controlled by our principal stockholders.

Our Officers and Directors, Shaun Sullivan and Kendall Smith, own 60.4% of our outstanding shares of common stock, which is the majority of the aggregate voting power of all outstanding shares of our common stock.  Jointly, Shaun Sullivan and Kendall Smith are in a position to exercise control over us and to determine the outcome of all matters required to be submitted to stockholders for approval (except as otherwise provided by law or by our certificate of incorporation or bylaws) and otherwise to direct and control our operations.  Accordingly, we cannot engage in any strategic transactions without the approval of Shaun Sullivan and Kendall Smith.

Our results may fluctuate due to certain regulatory, marketing and competitive factors over which we have little or no control.

The factors listed below, some of which we cannot control, may cause our revenue and results of operations to fluctuate significantly:

•

Actions taken by regulatory bodies relating to the verification, registration or health effects of our products;

•

The extent to which existing and newly developed products obtain market acceptance;

•

The timing and size of customer purchases;

•

Customer concerns about the stability of our business, which could cause them to seek alternatives to our solutions and products; and

•

Increases in raw material costs.

We may depend upon outside advisors, who may not be available on reasonable terms and as needed.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, attorneys, or other consultants or advisors.  Our Board of Directors, without any input from stockholders, will make the selection of any such advisors.  Furthermore, we anticipate that such persons will be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us, and we cannot assure you that their services will be available to us on a timely basis.

Risks Related to Our Common Stock

There is a limited trading market for our Common Stock, which could make it difficult for you to liquidate an investment in our Common Stock, in a timely manner.

Our Common Stock is currently traded on the OTCBB.  Because there is a limited public market for our Common Stock, you may not be able to liquidate your investment when you want.  We cannot assure you that an active trading market for our Common Stock will ever develop.

The lack of an active public trading market means that you may not be able to sell your shares of Common Stock when you want, thereby increasing your market risk. Until our Common Stock is listed on an Exchange, we expect that it will continue to be listed on the OTCBB.  However, an investor may find it difficult to obtain accurate quotations regarding the Common Stock’s market value.  In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity.

We cannot assure you that our Common Stock will become listed on a securities exchange and the failure to do so may adversely affect your ability to dispose of our Common Stock in a timely fashion.

We plan to seek listing of our Common Stock on a higher exchange as soon as reasonably practicable.  We may not currently meet the initial listing standards of any higher exchange or any other stock exchange, and cannot assure you when or if we will meet the listing standards, or that we will be able to maintain a listing of the Common Stock on any stock exchange.

The market price and trading volume of our Common Stock may be volatile, which may adversely affect its market price.

The market price of our Common Stock could be subject to significant fluctuations due to factors such as:

•

actual or anticipated fluctuations in our financial condition or results of operations;

•

the success or failure of our operating strategies and our perceived prospects; realization of any of the risks described in this section; failure to be covered by securities analysts or failure to meet the expectations of securities analysts;

•

a decline in the stock prices of peer companies; and

•

a discount in the trading multiple of our Common Stock relative to that of Common Stock of certain of our peer companies due to perceived risks associated with our smaller size.

As a result, shares of our Common Stock may trade at prices significantly below the price you paid to acquire them.  Furthermore, declines in the price of our Common Stock may adversely affect our ability to conduct future offerings or to recruit and retain key employees, including our managing directors and other key professional employees.

Your interest in us may be diluted if we issue additional shares of Common Stock.

In general, stockholders do not have preemptive rights to any Common Stock issued by us in the future.  Therefore, stockholders may experience dilution of their equity investment if we issue additional shares of Common Stock in the future, including shares issuable under equity incentive plans, or if we issue securities that are convertible into shares of our Common Stock.

Our Common Stock may be considered a “penny stock.”

Trades of our Common Stock are subject to Rule 15g-9 promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale.  The SEC also has other rules that regulate broker/dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on a national securities exchange, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock.  As a result of the foregoing, investors may find it difficult to sell their shares.

We have no current plan to pay dividends on our Common Stock and investors may lose the entire amount of their investment.

We have no current plans to pay dividends on our Common Stock.  Therefore, investors will not receive any funds absent a sale of their shares.  We cannot assure investors of a positive return on their investment when they sell their shares nor can we assure that investors will not lose the entire amount of their investment.

Item 1B.  Unresolved Staff Comments.

Not applicable as a smaller reporting company.

Item 2.  Properties.

Our corporate headquarters are located at 267 W. 1400 S. Suite 101, St. George, UT 84790.  Our telephone number is (435) 680-2971.  We are using approximately 2,000 sq. feet of space.  We also use approximately 5,000 sq. feet of warehouse and office space at the same location.  This space is provided to us at no cost by Mega-Pro Nutrition, Inc.

We are not currently paying for our office and warehouse space and we expect this arrangement to continue until we can finalize our purchase of Mega-Pro Nutrition, Inc.

Item 3.  Legal Proceedings.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is listed on the OTCBB, under the symbol “SKAX”. The following table sets forth the quarterly high and low sale prices for our common shares for the last two completed fiscal years and the subsequent interim periods. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Price Range of Common Stock (1)
	Bid Prices
	High	Low
Year Ended February 29, 2012
First Quarter	$1.01	$0.50
Second Quarter	$0.50	$0.50
Third Quarter	$0.50	$0.50
Fourth Quarter	$2.10	$1.15

Year Ended February 28, 2011
First Quarter	$0.25	$0.25
Second Quarter	$1.01	$0.25
Third Quarter	$1.01	$1.01
Fourth Quarter	$1.01	$0.75

(1) On December 5, 2011, Nutritional Concepts was acquired by the Company as a wholly owned subsidiary.

(b) Holders

Based upon information supplied to us by our transfer agent, as of June 13, 2012, we had approximately 163 stockholders of record.

(c) Dividends

Holders of Common Stock are entitled to receive dividends as may be declared from time to time by our Board of Directors.  We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future.  Our ability to pay cash dividends is subject to limitations imposed by Delaware law. Payment of future dividends will be within the discretion of our Board of Directors and will depend on, among other factors, retained earnings, capital requirements, and our operating and financial condition.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Not applicable.

Recent Sales or Purchases of Unregistered Securities

In August 2011, the Company issued 4,000,000 shares of Common Stock to two accredited investors for cash of $70,000, or $0.0175 per share.  An additional 2,000,000 shares of Common Stock were subscribed, valued at $0.0175 per share, or $35,000.  Prior to the recapitalization, 403,776 of these shares were cancelled in exchange for a reduction in subscriptions receivable.

In October 2011, the Company entered a consulting agreement with Wall Street Equity Options and Futures Corp. As compensation for consulting, the Company issued 150,000 shares of Common Stock valued at $2,625, or $0.0175 per share.

In connection with the 2011 Reorganization, the Company issued 16,978,764 shares of Common Stock to seven investors in exchange for all the issued and outstanding stock of Nutritional Concepts.  Further, in connection with the 2011 Reorganization, the Company issued options for the purchase of 5shares of Common Stock to nine investors in exchange for options for the purchase of 5,000,000 shares of Nutritional Concepts Common Stock.

We believe that the issuances of the Common Stock and the options pursuant to the 2011 Reorganization, were exempt from registration under Section 4(2) of the Securities Act.

In January 2012, the Company executed a Purchase Agreement pursuant to which it sold 142,858 shares of Common Stock at a purchase price of $0.35 per share to one accredited investor.  The Company received gross proceeds of $50,000.  The sale was made in a private transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 4(2) of the Securities Act and Regulation D thereunder.  No person acted as finder for the Company in the offering.  The Company will use the net proceeds of this offering for general working capital.

In February 2012, the Company issued 80,000 shares of Common Stock as a result of a stock option exercise for gross proceeds of $28,000.  The sale was made in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of the Securities Act and Regulation D thereunder.  No brokers/dealers were involved in the transaction.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This annual report on Form 10-K and other reports filed by Strike Axe, Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made.  These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our financial statements would be affected to the extent there are material differences between these estimates.

Overview

Nutritional Concepts Corp was formed on February 2, 2011 as a Utah corporation.  We are in the business of developing and selling nutritional supplements both under our corporate name and as a reseller in the United States for Mega Pro supplements.

Through February 29, 2012, we had $20,549 in net sales.  Our operations have included developing our business plan, marketing strategy, website and promotional and advertising materials as well as developing our Proflex products.

Plan of Operation

During the next 12 months, the Company will actively seek to market through wholesale distribution channels and Internet sales channels branded and private label vitamins and nutritional supplements developed by the Company and manufactured through third party vendors and other recognized brands

Because the Company lacks funds, it may be necessary for officers and directors to advance funds to the Company and to accrue expenses until such time sufficient revenue can be achieved. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, directors will defer any compensation until such time the Company has sufficient revenue to provide their remuneration. However, if the Company engages outside advisors or consultants in building the business, it may be necessary to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

If the Company needs to raise capital, most likely the only method available would be the private sale of securities.  There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

The Company does not intend to use any employees, with the exception of our officers Mr. Sullivan, Mr. Smith and Mr. Lelegren. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue to operate during the next twelve months. Also, the Company does not anticipate making any other significant capital expenditures until it can successfully complete an acquisition or merger.

Results of Operations

For the Year Ended February 29, 2012

Year Ended February 29, 2012
Net sales	$20,549
Gross profit	$0
General and administrative expenses	$57,910
Loss from operations	$(234,233)
Reorganization costs	$(45,390)
Net loss	$(279,623)
Loss per common share – basic and diluted	$(0.01)

Since inception on February 2, 2011 through February 29, 2012, we generated net sales of $20,549.  We have generated no profit to date. We had general and administrative expenses in the amount of $57,910.  Our loss from operations was $(234,233) for a net loss of $279,623 for the year ended February 29, 2012.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at February 29, 2012 as compared to the quarter ended November 30, 2011.

	For the Year Ended February 29, 2012	For the Quarter Ended November 30, 2011
Current Assets	$50,776	0
Current Liabilities	$38,080	65,910
Working Capital (Deficit)	$12,696	(65,910)

We raised $193,000 through the sale of our common stock.  We had $34,963 cash on hand and $15,813 in inventory for total current assets of $50,776, as of February 29, 2012.  We had intangible assets of $28,090 and computer equipment of $1,594.  We had total assets of $80,460.  Our liabilities included $35,480 in accounts payable, $2,500 in other current liabilities and $100 in loans from stockholders for total current liabilities of $38,080.

We do not have any commitments for capital expenditures nor do we anticipate entering any such commitments.  In the past we have relied on advances from our officers and on sales of our common stock to cover our operating costs.  In order to complete the acquisition of Mega Pro, we will need to raise at least $1.5 million.  We will seek financing or we may sell common stock or find other forms of debt financing to complete the acquisition.  We do not currently have any commitments for financing and have no assurance we will be able to secure such financing or sell enough of our common stock to complete the acquisition.  Our need for capital may change dramatically as our operations develop.

The Company has no other assets or line of credit, other than that which present management may agree to extend to or invest in the Company.  Our current operating plan is to continue developing, marketing and distributing nutritional supplements both domestically and internationally.

In September 2011, we formed a United Kingdom company in order to facilitate expansion of our business into Europe.  The entity was needed to facilitate the setup of merchant accounts and provide a simple method for customers to purchase our products in Europe.

Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions), which impact our provision for taxes. Below, we discuss these policies further, as well as the estimates and judgments involved.

Income Taxes

We must make estimates and judgments in determining the provision for taxes for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes in these estimates may result in an increase or decrease to our tax provision in a subsequent period.

The calculation of our tax liabilities involves uncertainties in the application of complex tax regulations in the United States.  When a tax position is determined uncertain, we recognize liabilities based on a two-step process.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  If we determine that a tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes.  If uncertainties arise we re-evaluate the tax positions on a quarterly basis.  This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues.  Determining whether an uncertain tax position is effectively settled requires judgment.  Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Recent Enacted Accounting Standards

We have evaluated all Accounting Standards Updates through the date the financial statements were issued and do not believe any will have a material impact.

Off Balance Sheet Arrangements

We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained after the exhibit table, which appears at the end of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2012.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.  Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below.

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of February 29, 2012, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of February 29, 2012, and identified the following material weaknesses:

•

There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the United States (“GAAP”) and the financial reporting requirements of the U.S. Securities and Exchange Commission.

•

There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company will continue its assessment on a quarterly basis and as soon as we start operations we plan to hire personnel and resources to address these material weaknesses.  We believe these issues can be solved with hiring in-house accounting support and plan to do so as soon as we have funds available for this.  There has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Titles
Shaun Sullivan	31	Chairman, Chief Executive Officer (Principal Executive Officer
Kendall Smith	51	Director, Secretary, Treasurer
Jon E. Lelegren	48	Chief Financial Officer (Principal Financial & Accounting Officer)

Executive officers are appointed by and serve at the pleasure of the Board of Directors.  A brief biography of each director and executive officer follows:

Mr. Shaun Sullivan has been Chairman, Director and President since December 2011. Prior to then, he was the founder and president of Nutritional Concepts Corp, a private company that develops, manufactures through third party vendors, markets and distributes branded and private label vitamins and nutritional supplements in the United States and throughout the world from February 2011 to December 2011. From 2009 until February 2011, Mr. Sullivan was the Chief Executive Officer of Ardent Enterprises, a private company that used proprietary online marketing tools to provide Internet marketing services. From 2006 until 2009, Mr. Sullivan was the founder and President of United Wood Products, a private company manufacturing niche wood products. From 2004 until 2009, Mr. Sullivan was a founder and the President of Venetians Homes, a company that built high-end custom homes in Southern Utah.  Prior to founding Venetians Homes, Mr. Sullivan attended Dixie State College.

Mr. Kendall Smith has been a Director and our Secretary and Treasurer since December 2011. Prior to then, he was the General Manager of Mega-Pro Nutrition, Inc., a private manufacturing company of sports nutritional supplements and dietary products. Mr. Smith has worked with the Food and Drug Administration and Drug Enforcement Agency in the development of new products and bringing those products to market.

Mr. Jon Lelegren has been our Chief Financial Officer since December 2011. Prior to then he was the Chief Financial Officer of Nutritional Concepts Corp, a private company that develops, manufactures through third party vendors, markets and distributes branded and private label vitamins and nutritional supplements in the United States and throughout the world from September 2011 to December 2011. From September 2011 he has been a business and accounting consultant for AgFeed Industries, a publically held animal nutrition and hog production company. From 2001 to May 2011, he was an audit partner with Mantyla McReynolds, LLC, a BDO Seidman Allliance Firm, providing independent accounting, consulting and services. Mr. Lelegren is a Certified Public Accountant and a member in good standing with the Utah Association of Certified Public Accountants.  Mr. Lelegren holds a Bachelor of Science degree in accounting and  a Master of Accountancy degree from Brigham Young University.

According to our bylaws, the number of directors at any one time may not be less than one or more than nine.  The maximum number of directors at any one time may be increased by a vote of a majority of the directors then serving. Our charter provides for the annual election of directors. At each annual meeting of stockholders, our directors will be elected for a one-year term and serve until their respective successors have been elected and qualified.  It is anticipated that the Board of Directors will meet at least quarterly.

Family Relationships

Shaun Sullivan is the stepson of Kendall Smith.

Board Committee

Our Board of Directors has the authority to appoint committees to perform certain management and administrative functions.  As of the date of this Report, the Board of Directors has not established any committees.  However, we expect that the Board of Directors will increase the maximum number of directors that may serve at any one time and will appoint new directors who qualify as “independent” to fill those seats.  Once the Board of Directors has been expanded, we anticipate that the Board of Directors will establish separate audit, compensation and nominating and corporate governance committees, whose members will qualify as “independent,” and may, from time to time, establish other committees it deems appropriate.

Item 11.  Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended February 29, 2012 and February 28, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Other	Total ($)
Shaun Sullivan, Chief Executive Officer	2011	-	-	-	-	-
	2012	24,000				24,000

Kendall Smith, Secretary/Treasurer	2011	-	-	-	-	-
	2012	5,000				5,000

Jon E. Lelegren, Chief Financial Officer	2011	-	-	-	-	-
	2012	5,395				5,395

Employment Agreements with Named Executive Officers

We do not have any employment agreements with our named executive officers.

Outstanding Equity Awards

There were no outstanding equity awards to our named executive officers for the year ended February 29, 2012.

Compensation of Directors

We do not compensate our directors for their services other than to reimburse them for out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors. In order to attract and retain qualified independent directors, we plan to adopt a compensation plan for non-employee directors that may include cash as well equity-based compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act requires our directors and executive officers, and persons who own more than 10% of our equity securities which are registered pursuant to Section 12 of the Securities Act, to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.  Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for the for the year ended February 29, 2012, we have determined that our directors, officers and greater-than-10% beneficial owners complied with all applicable Section 16 filing requirements.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 13, 2012, and giving effect to the 2011 Reorganization, certain information regarding the beneficial ownership of our Common Stock, the only class of securities we have currently outstanding, of (i) each director and named executive officers individually, (ii) all directors and named executive officers as a group, and (iii) each person known to us who is known to be the beneficial owner of more than 5% of our Common Stock. In accordance with the rules of the SEC, “beneficial ownership” includes voting or investment power with respect to securities.  To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

	Shares Beneficially Owned as of June 13, 2012 (1)
Name of Beneficial Owner (2)
	Number	Percent (3)
Directors and Named Executive Officers:
Shaun Sullivan	8,000,000	30.27%
Kendall A. Smith	8,000,000	30.27%
Jon E. Lelegren	0	0%
All officers and directors as a group (3 persons)	16,000,000	60.54%

5% Shareholders:
Michael Kevin Long	2,000,000	7.56%
Edric W. Vredenburg	2,000,000	7.56%
Snowtop Park, LLC (4)	1,850,000	7.00%
All officers, directors and 5% shareholders as a group (6 persons)	21,850,000	82.66%

(1)

Under the rules and regulations of the SEC, beneficial ownership includes (i) shares actually owned, (ii) shares underlying options and warrants that are currently exercisable and (iii) shares underlying options and warrants that are exercisable within 60 days of the date of this Report. All shares beneficially owned by a particular person under clauses (ii) and (iii) of the previous sentence are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Unless otherwise indicated, the address for each person listed above is: c/o Nutritional Concepts Corp., 267 W. 1400 S., Suite 101, St. George, UT  84790.

(3)

Based on 26,432,511 shares issued and outstanding as of June 13, 2012

(4)

Snowtop Park, LLC is owned and controlled by Brent Goold, 1173 W. 12780 S., Riverton, UT 84065, and as such, Mr. Goold maintains sole voting disposition over the shares held by Snowtop Park, LLC.

We know of no arrangements, including pledges, by or among any of the forgoing persons, the operation of which could result in a change of control of us.

Description of Securities

General Matters

The following is a summary description of our capital stock.  It does not purport to be complete and is subject to, and is qualified in its entirety by, the provisions of our certificate of incorporation and bylaws, forms of which have previously been filed by Strike Axe, Inc. and are incorporated by reference into this Report.

Our authorized capital stock consists of 100,000,000 shares of Common Stock, par value $0.0001 per share and 10,000,000 shares of Preferred Stock, par value $0.0001 per share.  As of June 13, 2012, we had 26,432,511 shares of Common Stock issued and outstanding and no shares of preferred stock are issued and outstanding.

Common Stock

Voting

Holders of Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

Dividends

Subject to the rights and preferences of the holders of any series of preferred stock which may at the time be outstanding, holders of Common Stock are entitled to receive ratably such dividends as our Board of Directors from time to time may declare out of funds legally available therefor.

Liquidation Rights

In the event of any liquidation, dissolution or winding-up of our affairs, after payment of all of our debts and liabilities and subject to the rights and preferences of the holders of any outstanding shares of any series of our preferred stock, the holders of Common Stock will be entitled to share ratably in the distribution of any of our remaining assets.

Other Matters

Holders of Common Stock have no conversion, preemptive or other subscription rights and there are no redemption rights or sinking fund provisions with respect to the Common Stock. All of the issued and outstanding shares of Common Stock on the date of this Report are validly issued, fully paid and non-assessable.

Listing

The Common Stock is quoted on the OTCBB under the symbol “SKAX.”

Transfer Agent and Registrar

The transfer agent and registrar for the Common Stock is American Registrar & Transfer Co., 342 E 900 South, Salt Lake City, UT 84110.

Director and Officer Indemnification

Our Company’s charter provides that, to the fullest extent that limitations on the liability of directors and officers are permitted by the DGCL, no director or officer of the Company shall have any liability to the Company or its stockholders for monetary damages.  The DGCL provide that a corporation’s charter may include a provision which restricts or limits the liability of its directors or officers to the corporation or its stockholders for money damages except: (1) to the extent that it is provided that the person actually received an improper benefit or profit in money, property or services, for the amount of the benefit or profit in money, property or services actually received, or (2) to the extent that a judgment or other final adjudication adverse to the person is entered in a proceeding based on a finding in the proceeding that the person’s action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding.  The Company’s bylaws provide that the Company shall indemnify and advance expenses to its currently acting and its former directors to the fullest extent permitted by the DGCL and that the Company shall indemnify and advance expenses to its officers to the same extent as its directors and to such further extent as is consistent with law.

The charter and bylaws provide that the Company will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices with the Company. However, nothing in the

Company’s charter or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which he would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his office. To the extent that a director has been successful in defense of any proceeding, the General Corporation Law provides that he shall be indemnified against reasonable expenses incurred in connection therewith.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

At its inception, the Company issued 16,000,000 shares of common stock, valued at $0.00125 per share, to two individual founders in exchange for a subscription to receive cash of $20,000.  The cash was received in September 2011.  In anticipation of this business combination, 5,767,460 of these common shares were repurchased and canceled to accommodate an agreed upon, post transaction structure.

The Company currently is provided office space by Mega-Pro Nutritional, Inc.,  The value of the space provided through February 29, 2012, is considered nominal by Company management.  No amounts are due to or from this party as of the balance sheet date.

In August 2011, the Company was granted the option to acquire Mega-Pro Nutrition, Inc.  The agreement provided that the Company can acquire all the assets and operations for $1.5 million at any time through February 2012.  The option agreement expired and the parties are currently in negotiations to acquire certain assets of Mega-Pro Nutritional, Inc.  Mega-Pro Nutritional, Inc. is wholly owned by the brother of Kendall Smith, an officer, director and stockholder of the Company.

Director Independence

The common stock of the Company is currently quoted on the OTCBB, an exchange which currently does not have director independence requirements.  On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board of Directors will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy both the criteria for the Nasdaq and the NYSE Amex Equities.

As of February 29, 2012, the Board determined that there were no independent directors under these standards.

Policies and Procedures for Related Party Transactions

We intend to adopt a code of business conduct and ethics, or Code of Conduct, pursuant to which our executive officers, directors, and principal stockholders, including their immediate family members and affiliates, will not be permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other independent committee of our Board of Directors in the case where it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our audit committee for review, consideration and approval. All of our directors, executive officers and employees will be required to report to our audit committee any such related party transaction. In approving or rejecting the proposed agreement, our audit committee will consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our audit committee will approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion.

Item 14.  Principal Accounting Fees and Services.

(a) Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.  This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions.  The aggregate Audit Fees billed for the fiscal years ended February 29, 2012 and February 28, 2011, were $11,021 and $10,000, respectively.

(b) Audit-Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended February 29, 2012 and February 28, 2011, were $0 and $0 respectively.

(c) Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning.  These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended February 29, 2012 and February 28, 2011, were $0 and $0, respectively.

(d) All Other Fees

The aggregate fees billed for products and services provided by the principal accountant, other than the services reported above for the fiscal years ended February 29, 2012 and February 28, 2011, were $0 and $0, respectively.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  The Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization (Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2011)

3.1	Articles of Incorporation (Filed as an exhibit to the Registration Statement on Form 10-12G (SEC filed with the Commission on July 3, 2008)

3.2	Bylaws (Filed as an exhibit to the Registration Statement on Form 10-12G (SEC filed with the Commission on July 3, 2008)

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14 (a)). *

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14 (a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*  Filed herewith.

Strike Axe, Inc.

Consolidated Financial Statements

February 29, 2012

Strike Axe, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Strike Axe, Inc.

We have audited the accompanying consolidated balance sheet of Strike Axe, Inc. (Company) as of February 29, 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period ended February 29, 2012. Strike Axe, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strike Axe, Inc. as of February 29, 2012, and the results of its consolidated operations and its cash flows for the period ended February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has not yet generated sufficient revenue from operations to cover operating expenses which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Mark Bailey & Company, Ltd.

Mark Bailey & Company, Ltd.

Reno, Nevada

June 13, 2012

Strike Axe, Inc.

Consolidated Balance Sheet

As of February 29, 2012

Assets
Current assets:
Cash	$34,963
Inventory	15,813

Total current assets	50,776
Other assets:
Fixed assets (net)	29,684

Total assets	$80,460

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$35,480
Other current liabilities	2,500
Loans from Stockholders	100
Total current liabilities	38,080

Total liabilities	38,080

Stockholders' equity: Preferred Stock, $.0001 par; 10,000,000 authorized, no shares issued & outstanding	-
Common stock, $0.0001 par;100,000,000 authorized, 26,432,511 issued & outstanding	2,643
Additional paid-in capital	322,293
Stock subscriptions receivable	(2,933)
Accumulated deficit	(279,623)
Total stockholders' equity	42,380

Total liabilities and stockholders' equity	$80,460

See accompanying notes to financial statements

Strike Axe, Inc.

Consolidated Statement of Operations

For the Year Ended February 29, 2012

Net Sales	$20,549

Costs and expenses:
Cost of sales Advertising & promotion Professional fees General & administrative	7,900 48,122 133,418 57,910
Research & development	7,432
Total costs and expenses	254,782

Loss from operations	(234,233
Reorganization costs (45,390)
Loss before income taxes	(279,623)
Provision for income taxes	-

Net loss	$(279,623)

Net loss per share, basic and diluted	$(0.01)

Weighted average shares, basic and diluted	19,164,247

See accompanying notes to financial statements

Strike Axe, Inc.

Consolidated Statement of Stockholders' Equity

For the Year Ended February 29, 2012

	Common Stock		Additional	Stock			Total
	Number of		Paid in	Subscription		Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable		Deficit	Equity

Balance at inception	-	$-	$-	$-		$-	$-

Contributed startup costs	-	-	70	-		-	70

Issued common stock for cash @ $0.00125 per share	16,000,000	16,000	4,000		-	-	20,000

Issued common stock for services@ $0.00125 per share	1,000,000	1,000	250	-		-	1,250

Issued common stock for cash @ $0.0175 per share	4,000,000	4,000	66,000	-		-	70,000

Issued common stock for subscriptions receivable @ $0.0175 per share	2,000,000	2,000	33,000	(10,000)		-	25,000
Issued shares for consulting @ $0.0175 per share	150,000	150	2,475				2,625
Issued options for consulting			87,500				87,500

Cancelled shares for recapitalization	(6,171,226)	(6,171)	(896)	7,067
Recapitalization of NCC	6,101,049	(14,671)	14,671				-
Conversion of debt	3,129,840	313	37,245				37,558
Issued shares for cash at $0.35 per share	222,848	22	77,978				78,000
Current period net loss						(279,623)	(279,623)

Balance at February 29, 2012	26,432,511	$2,643	$322,293	$(2,933)		$(279,623)	$42,380

See accompanying notes to financial statements

Strike Axe, Inc.

Consolidated Statement of Cash Flows

For the Year Ended February 29, 2012

Cash flows from operating activities:
Net Loss	$(279,623)
Adjustments to reconcile net loss to net cash
from operating activities:
Stock issued for services	91,375
Cost of reorganization	45,390
Depreciation	3,511
Increase in inventory	(15,813)
Increase in accounts payable	27,647
Increase in other current liabilities	2,500
Net cash from operating activities	(125,012)

Cash flows from investing activities:
Purchase of fixed assets	(33,195)
Net cash from investing activities	(33,195)

Cash flows from financing activities:
Proceeds from issuance of stock	193,000
Cash contributed for organization costs	70
Proceeds from borrowing from shareholders	8,100
Payments on borrowing	(8,000)
Net cash from financing activities	193,170

Net increase in cash	34,963
Cash at the beginning of the period	-
Cash at end of period	$34,963

Supplemental cash flow information
Cash paid for interest	$-
Cash paid for income taxes	-
Stock issued for subscriptions receivable	2,933

See accompanying notes to financial statements

Strike Axe, Inc.

Notes to Consolidated Financial Statements

February 29, 2012

1.  Nature of Business

On December 5, 2011, pursuant to an Agreement and Plan of Reorganization, dated as of November 29, 2011, Strike Axe, Inc. (the Company) acquired Nutritional Concepts Corp.  Nutritional Concepts Corp became a wholly owned subsidiary of the Company.

Nutritional Concepts Corp is a Utah corporation which was formed February 2, 2011 to be a marketer, distributor and retailer of nutritional supplements and related products in the United States and worldwide.   The Company essentially had no activity until approximately August 2011.  Initial sales began in October 2011.

In September 2011, the Nutritional Concepts Corp created a wholly-owned subsidiary, in the United Kingdom, in order to facilitate expansion of business into Europe.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany accounts and transactions are eliminated in consolidation.

2.  Basis of Presentation

a. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b. Cash

The Company considers cash in banks and all highly liquid investments with a maturity of three months or less when purchased to be cash.

c. Revenue Recognition

Revenue is recognized as it is earned; that is, persuasive evidence of an agreement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Revenues from the sale of nutritional supplements is earned and recognized upon delivery and acceptance by the customer.  In some sales transactions, the customer is granted 30 days to return unused products for a refund.  Therefore, the Company records revenue from these products as unearned until the 30 day return period has expired.

Amounts billed to customers for shipping and handling are reported as a component of net sales revenue.  The corresponding shipping and handling expenses are reported in general and administrative expenses.

d. Net Loss Per Common Share

Diluted earnings per share is computed using the weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. As the Company has a loss for the period presented, any potentially dilutive shares would be anti-dilutive and are thus not included into the earnings per share calculation.

Strike Axe, Inc.

Notes to Consolidated Financial Statements (continued)

February 29, 2012

As of February 29, 2012 there are 4,920,000 potentially dilutive shares resulting from the issuance of stock options.

e. Inventory

Inventories are stated at the lower of cost or market value based upon the First-In First-Out (FIFO) inventory method. The Company’s inventory consists of finished goods, which are nutritional supplements and related supplies.

3.  Going Concern

The Company has accumulated losses from inception through February 29, 2012 of $279,623, has had negative cash flows from operating activities during the period from inception through February 29, 2012, and has just recently commenced its planned principal operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to further develop its marketing, distribution, and retailing of nutritional products in the United States and worldwide.   If management is unsuccessful in these efforts, discontinuance of operations is possible. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.  Fair Value Measurements

There are no financial assets and liabilities held for trading and carried at fair value measured on a recurring basis as of February 29, 2012.

The carrying amount of cash, trade payables, and stockholder loans approximates fair value because of the immediate, short-term maturity of these financial instruments.

5.  Intangible Assets

Intangible assets include website development costs.  The Company accounts for the costs of developing the website and any internally developed software in accordance with the provisions of FASB ASC Topic 350.  The Company capitalizes the costs during the application development stage when it is probable that the project will be completed and the property will be used to perform the function intended.  Definite lived intangibles are amortized on a straight-line basis over their estimated useful lives. The recoverability of intangible assets is evaluated periodically, taking into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  The Company capitalized $31,602 during the period from inception through February 29, 2012. Amortization recognized through February 29, 2012 was $3,511 based upon an estimated useful life of 3 years and no residual value.  Amortization expense is expected to be $10,534 in each of the next two years and $7,023 in year three.

6.  Equity transactions

At its inception, the Company issued 16,000,000 shares of common stock, valued at $0.00125 per share, to two individual founders in exchange for a subscription to receive cash of $20,000.  The cash was received in September of 2011.

In February 2011, the Company issued 1,000,000 shares of common stock, valued at $1,250 or $0.00125 per share, to an individual for services performed over the six months ended August 2, 2011.

Strike Axe, Inc.

Notes to Consolidated Financial Statements (continued)

February 29, 2012

In August 2011, the Company issued 4,000,000 shares of common stock to two accredited investors for cash of $70,000, or $0.0175 per share.  An additional 2,000,000 shares were subscribed, valued at $0.0175 per share, or $35,000. As of February 29, 2012, $2,933 of this subscription had not yet been received.

On October 10, 2011 the Company issued 150,000 shares of common stock to consultants for services valued at $2,625 or $0.0175 per share.

The Company entered a consulting agreement, on August 19, 2011, wherein it agreed to issue 2,000,000 shares of common stock, the vesting of which was contingent upon meeting certain sales levels over an anticipated twelve month period.  Subsequently, the contract for issuing these shares was cancelled.  Based on the terms of the contract, the Company has recorded a liability in the amount of $2,500 as the liability to be paid to the consultant in the event the consulting arrangement was terminated prior to vesting of the shares.

In anticipation of a business combination with Strike Axe, Inc., two stockholders returned 5,767,450 shares of common stock for cancellation and one stockholder returned 403,776 shares of common stock for cancellation in exchange for a $7,067 reduction in its subscription receivable.  Additionally, the Company cancelled 2,000,000 unvested shares with the agreement to issue 2,000,000 shares of Strike Axe, Inc. at a future time.

On December 7, 2008, Strike Axe, Inc. issued a $30,000 convertible promissory note. The note provided interest at 8% per annum until paid or converted.  The note was convertible at the option of the holder at any time and from time to time into common stock at a fixed conversion price of $0.012 per share.  The note matured on December 7, 2010 and was in default at the time of the recapitalization.  In December 2011 and January 2012, the Company converted the promissory note plus outstanding interest (totaling $37,558) into common stock at the rate of $0.012 per share, per the contract.  Total shares issued were 3,129,840.

In January 2012, the Company issued 142,858 shares of restricted common stock to an individual for cash proceeds of $50,000.  The sale was made in a private transaction exempt from registration under the Securities Act of 1933.

In February 2012, the Company issued 80,000 shares of restricted common stock as a result of a stock option exercise for gross proceeds of $28,000.  The sale was made in a private transaction exempt from registration under the Securities Act of 1933.

7.  Related party transactions

At the inception of Nutritional Concepts Corp, $70 in startup fees was contributed by the founders.

A stockholder and officer of the Company had advanced operating capital totaling $8,000 to the Company. During the operating period the Company repaid $8,000 and as of February 29, 2012, the Company has recorded an amount payable to this individual of $0.  The amount was non-interest bearing, unsecured and payable on demand.

Another stockholder and officer advanced $200 to the Company as operating capital.  The Company repaid $100 to this individual and has recorded a balance due of $100, as of February 29, 2012.  The balance is due on demand, non-interest bearing and unsecured.

The Company currently is provided office space by Mega-pro Nutrition, Inc., which is wholly owned by the brother of an officer and stockholder of the Company.  The value of the space provided through February 29, 2012, is considered nominal by Company management.  No amounts are due to or from this party as of the balance sheet date.

Strike Axe, Inc.

Notes to Consolidated Financial Statements (continued)

February 29, 2012

In August 2011, the Company was granted the option to acquire Mega-pro Nutrition, Inc.  The agreement provided that the Company could acquire all the assets and operations for $1.5 million at any time through February 2012. Mega-pro Nutrition, Inc. is wholly owned by the brother of an officer and stockholder of the Company.  The option expired unexercised.

8.  Income Taxes

The Company has available net operating losses of $239,565 which can be utilized to offset future earnings of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  The valuation allowance increased by $92,590 during the period ended February 29, 2012.

The Company has the following carryforwards available at February 29, 2012:

Operating Losses
Expires	Amount
2032	$239,565
Total	$239,565

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at February 29, 2012 are summarized below.  The Company did not have any deferred taxes as of its inception (February 2, 2011).

February 29, 2012
Deferred tax asset:
Restricted stock issued for services	$956
Net operating losses	91,634
Preliminary deferred tax asset	92,590
Deferred tax asset valuation allowance	(92,590)
Net deferred tax asset	$-

The effective tax rate for continuing operations differs from the statutory rate as follows:

February 29, 2012
Expected Income Tax (Benefit) based on Statutory Rate	$(83,848)
Effects of:
Restricted stock issued for services	(956)
State taxes, net of federal benefit	(7,786)
Change in Valuation Allowance	92,590
Provision for Income Tax (Benefit)	$-

Uncertain Tax Positions

The Company has evaluated uncertain tax positions and determined that any required adjustments would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

The Company did not recognize any penalties or interest related to uncertain tax positions during the period ended February 29, 2012.  No penalties or interest for unrecognized tax benefits had been accrued as of February 29, 2012.

The Company has not yet filed income tax returns in the US and other state jurisdictions.

Strike Axe, Inc.

Notes to Financial Statements

February 29, 2012

9.  Stock Compensation

During the period ended February 29, 2012, the Company issued 1,000,000 shares of common stock as compensation to a consultant and agreed to issue an additional 2,000,000 restricted shares of common stock to another consultant as compensation upon the Company meeting certain sales milestones.  As indicated in Note 6, the 2,000,000 consultant shares, based on the terms of the contract, were not considered issued until they vest which was at an undeterminable future date.  The contract was subsequently cancelled and the shares were never issued.

Stock-based compensation expense for the period ended February 29, 2012 was $3,750 with a related income tax benefit of $722.

The following table reflects the outstanding stock awards and activity related thereto for the period ended February 29, 2012:

	Period Ended
	February 29, 2012
	Number	Weighted-
	Of	Average
	Shares	Grant-Date Fair Value
Stock Compensation:
Non-vested Shares at the Beginning of the Period	0	$0
Shares Granted	3,000,000	$0.01208
Shares Vested	(1,000,000)	$0.00125
Shares cancelled	(2,000,000)	$0.01750
Non-vested Shares at the End of the Period	-	$-

Effective September 1, 2011, the Company entered a consulting agreement with Tryant, LLC.  As compensation for consulting, the Company issued fully-vested options to purchase 5,000,000 shares of common stock at an exercise price of $0.35 per share.  The options were each valued at $0.0175 and are exercisable during the twenty-four month period commencing November 23, 2011.  The options had no aggregate intrinsic value on November 23, 2011.

Changes in stock options for the period from inception through February 29, 2012 were as follows:

	Period Ended
	February 29, 2012
	Number	Weighted-	Remaining
	of	Average	Contractual
	Shares	Exercise Price	Term (yrs)

Beginning balance	0	$0
Granted	5,000,000	0.35	1.75
Exercised	80,000	.35
Outstanding February 29	4,920,000	0.35	1.75
Exercisable	4,920,000	0.35	1.75
Ending vested	4,920,000	0.35	1.75
Wtd Avg Fair Value granted		$0.35

The Company recorded compensation expense for these options of $87,500 during the period ended February 29, 2012.  The related tax benefit is approximately $17,000.  The fair value of each option was estimated to be $0.0175 on the date of grant based on the fair value of the services to be received.

10.  Subsequent events

In May 2012, the Company borrowed $50,000 from an investor for operating capital.  The loan bears interest at 2% per annum and is due November12, 2012.  In June 2012, the Company borrowed an additional $12,500 at the same interest rate of 2%.  Interest and principal are due December 5, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKE AXE, INC.

Date: June 13, 2012	By:	/s/ Shaun Sullivan
Name: Shaun Sullivan
Title: Chief Executive Officer

Date: June 13, 2012	By:	/s/ Jon E. Lelegren
Name: Jon E. Lelegren
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Shaun Sullivan	Chairman, Chief Executive Officer (Principal Executive Officer)	June 13, 2012
Shaun Sullivan

/s/ Jon E. Lelegren	Chief Financial Officer (Principal Executive Officer)	June 13, 2012
Jon E. Lelegren	(Principal Accounting Officer)

/s/ Kendall Smith	Director, Secretary, Treasurer	June 13, 2012
Kendall Smith