Form 10-Q
period 2012-05-31
Strike Axe, Inc
filed 2012-07-12
CIK 1438945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-53304

STRIKE AXE, INC.

(Exact Name of registrant as specified in its charter)

Delaware	26-2329797
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

267 W 1400 S, Suite 101

St George, Utah 84790

(Address of principal executive offices)

(800) 541-9469

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

☐	Large Accelerated Filer	☐	Accelerated Filer

☐	Non-Accelerated Filer	☒	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 11, 2012, there were 26,432,511 shares outstanding of the registrant’s common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Strike Axe, Inc.
Consolidated Balance Sheets

	May 31, 2012 Unaudited	February 28, 2012

Assets
Current assets
Cash	$1,322	$34,963
Inventory	15,813	15,813
Total current assets	17,135	50,776
Other assets: Fixed assets (net)	26,918	29,684

Total Assets	$44,053	$80,460

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$24,923	$35,480
Other current liabilities	2,500	2,500
Interest payable	60	0
Loans from shareholders	50,100	100
Total current liabilities	77,583	38,080

Stockholders' Deficiency:
Preferred Stock, 10,000,000 authorized, $0.0001 par Common stock-100,000,000 authorized $0.0001 par	0	0
26,432,511 issuable or issued & outstanding	2,643	2,643
Additional paid-in capital	322,293	322,293
Stock subscriptions receivable	(2,933)	(2,933)
Accumulated deficit	(355,533)	(279,623)
Total Stockholders' Deficiency	(33,530)	42,380

Total Liabilities & Stockholders' Deficiency	$44,053	$80,460

See notes to unaudited interim financial statements.

Strike Axe, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended May 31,
	2012	2011

Net Sales	$0	$0

Costs & Expenses:
Professional fees	67,744	0
General & administrative	8,166	0

Total Costs & Expenses	75,910	0

Loss from continuing operations before income taxes	(75,910)	0
Income taxes	0	0

Net Loss	($75,910)	$0

Basic and diluted per share amounts:
Continuing operations	$(.00)	$0
Basic and diluted net loss	(.00)	0

Weighted average shares outstanding (basic & diluted)	26,432,511	17,000,000

See notes to unaudited interim financial statements.

Strike Axe, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended May 31,
	2012	2011

Cash flows from operating activities:
Net Loss	($75,910)	$0
Adjustments required to reconcile net loss
to cash used in operating activities:
Depreciation & amortization	2,767	0
Decrease in current liabilities	(10,497)	0

Cash used by operating activities:	(83,640)	0
Cash flows from financing activities:

Proceeds from borrowing	50,000	200

Cash from financing activities:	50,000	200

Change in cash	(33,640)	200
Cash-beginning of period	34,963	0
Cash-end of period	$1,322	$200

See notes to unaudited interim financial statements.

STRIKE AXE, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

The consolidated Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our February 29, 2012 audited financial statements and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

Inventories are stated at the lower of cost or market value based upon the First-In First-Out (FIFO) inventory method.  The Company’s inventory consists of finished goods, which are nutritional supplements and related supplies.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended May 31, 2012 and 2011. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

2.	Earnings/Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of preferred stock or convertible notes. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

As of May 31, 2012 there were 4,920,000 potentially dilutive common equivalent shares resulting from the issuance of stock options.

3.	Going Concern

The Company has accumulated significant operating losses and has a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management continues to market and develop a line of nutritional products and is also seeking additional funding alternatives to provide operating capital for its operations.

4.	New Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

5.	Note Payable:

On May 9, 2012, the Company borrowed $50,000 from an investor for the operating capital.  The loan is unsecured, bears interest at 2% per annum and is due November 12, 2012.

6.	Subsequent Events:

In June 2012, the Company borrowed $12,500 from an investor for operating capital.  This loan bears interest at 2% and is due December 5, 2012.

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

Executive Overview

This report presents the financial statements for the three-month period ended May 31, 2012.  The Company was formerly a shell company organized as a vehicle to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On December 5, 2011, pursuant to an Agreement and Plan of Reorganization and among, the Company and Nutritional Concepts Corp, Nutritional Concepts Corp was acquired by the Company and as a result of the reorganization, Nutritional Concepts Corp became a wholly owned subsidiary of the Company.

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

Overview and Financial Condition

During the three month period ended May 31, 2012 our Company did not have significant operations.  As of the date of this report, Nutritional Concepts Corp operations have included developing a business plan, marketing strategy, website and promotional and advertising materials as well as developing Proflex products.

Results of Operations

Strike Axe, Inc. had no revenues in the three months ended May 31, 2012 and 2011.  Our operating expenses for the three months ended May 31, 2012 were $75,910 compared to $0 for the same period in 2011.  Our operating expenses were primarily professional fees and general and administrative expenses.

Liquidity and Capital Resources

We had $1,322 in cash as of May 31, 2012. Our liabilities totaling $77,583 consisted of accruals for professional services rendered to the Company of $27,423; accrued interest of $60: an advance from an officer of $100 and the a $50,000 note payable. Our shareholders’ deficit totaled $33,530 at May 31, 2012. Our accumulated deficit at May 31, 2012 was $355,533.

Moving forward, the Company anticipates meeting its liquidity needs through the sale of nutritional products, advances from our officers or through the sale of our common stock.  Our need for capital may change dramatically as our operations develop.

Off Balance Sheet Transactions

As of May 31, 2012, the Company had no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

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

Item 1A.

 Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012, filed with the SEC on June 13, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended May 31, 2012, that were not otherwise disclosed on a Form 8-K.

Item 3.  Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

Item 4. Mining Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRIKE AXE, INC.

Date: July 11, 2012	By:	/s/ Shaun M Sullivan
Name: Shaun M. Sullivan
Title: Chief Executive Officer (Principal Executive Officer)

Date: July 11, 2012	By:	/s/ Jon E. Lelegren
Name: Jon E. Lelegren
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)