Form 10-Q
period 2012-08-31
Strike Axe, Inc
filed 2012-10-15
CIK 1438945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2012

or

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

As of October 15, 2012, there were 26,432,511 shares outstanding of the registrant’s common stock.

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

Strike Axe, Inc.
Consolidated Balance Sheets

	Aug 31, 2012 Unaudited	February 29, 2012

Assets
Current assets
Cash	$3,358	$34,963
Inventory	14,931	15,813
Total current assets	18,289	50,776
Other assets: Fixed assets (net)	24,152	29,684

Total Assets	$42,441	$80,460

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$33,958	$35,480
Other current liabilities	2,500	2,500
Interest payable	410	0
Loans from shareholders	66,600	100
Total current liabilities	103,468	38,080

Stockholders' Deficiency:
Preferred stock, 10,000,000 authorized, $0.0001 par Common stock,100,000,000 authorized, $0.0001 par	0	0
26,432,511 issuable or issued & outstanding	2,643	2,643
Additional paid-in capital	322,293	322,293
Stock subscriptions receivable	(2,933)	(2,933)
Accumulated deficit	(383,030)	(279,623)
Total Stockholders' Deficiency	(61,027)	42,380

Total Liabilities & Stockholders' Deficiency	$42,441	$80,460

See notes to unaudited interim financial statements.

Strike Axe, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended Aug 31,
	2012	2011

Net Sales	$2,576	$0

Costs & Expenses:
Cost of goods sold	881	0
Professional fees	25,535	3,750
General & administrative	3,658	3,795

Total Costs & Expenses	30,074	7,545

Loss from continuing operations before income taxes	(27,498)	(7,545)
Income taxes	0	0

Net Loss	($27,498)	($7,545)

Basic and diluted per share amounts:
Continuing operations	($.01)	($.01)
Basic and diluted net loss	(.01)	(.01)

Weighted average shares outstanding (basic & diluted)	26,432,511	17,228,571

See notes to unaudited interim financial statements.

Strike Axe, Inc.
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended Aug 31,
	2012	2011

Net Sales	$2,576	$0

Costs & Expenses:
Cost of goods sold	1,005	0
Professional fees	82,279	3,750
General & administrative	22,699	3,865

Total Costs & Expenses	105,983	7,615

Loss from continuing operations before income taxes	(103,407)	(7,615)
Income taxes	0	0

Net Loss	($103,407)	($7,615)

Basic and diluted per share amounts:
Continuing operations	($.01)	($.01)
Basic and diluted net loss	(.01)	(.01)

Weighted average shares outstanding (basic & diluted)	26,432,511	17,228,571

See notes to unaudited interim financial statements.

Strike Axe, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended August 31,
	2012	2011

Cash flows from operating activities:
Net Loss	($103,407)	($7,615)
Adjustments required to reconcile net loss
to cash used in operating activities:
Depreciation & amortization	5,533	0
Stock issued for services	0	1,250
(Decrease) Increase in current liabilities	(1,112)	10,721
Decrease(Increase) in current assets	881	(4,000)
Cash from operating activities:	(98,105)	356

Cash flows from investing activities:
Purchase of property & equipment	0	(8,000)
Cash from investing activities:	0	(8,000)
Cash flows from financing activities:
Proceeds from borrowing	66,500	70,000

Cash from financing activities:	66,500	70,000

Change in cash	(31,605)	62,356
Cash-beginning of period	34,963	0
Cash-end of period	$3,358	$62,356

See notes to unaudited interim financial statements.

STRIKE AXE, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position at August 31, 2012 and February 29, 2012 and results of operations and cash flows as of and for the three and six-month periods ended August 31, 2012 and 2011. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

As of August 31, 2012 there were 4,920,000 potentially dilutive common equivalent shares resulting from the issuance of stock options.

3.	Going Concern

The Company has accumulated significant operating losses and has a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management continues to market and develop it’s line of nutritional products and is also seeking additional funding alternatives to provide operating capital for its operations.

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

On May 9, 2012, the Company borrowed $50,000 from an investor for operating capital.  The loan is unsecured, bears interest at 2% per annum and is due November 12, 2012.

In June 2012, the Company borrowed $12,500 from an investor for operating capital.  This loan bears interest at 2% and is due December 5, 2012.

In July 2012, the Company borrowed $4,000 from an investor for operating capital.  This loan bears interest at 2% and is due January 7, 2013.

6.	Subsequent Events:

On September 30, 2012, Mr. Shaun Sullivan resigned from his position as Chief Executive Officer of Strike Axe, Inc.  Also, on September 30, 2012, pursuant to a written consent, the Company’s Board appointed Wayne Allyn Root as Chief Executive Officer and as a director of the Company.  Concurrent with his appointment as Chief Executive Officer, the Company entered into a three year employment agreement with Mr. Root.  The employment agreement also provides Mr. Root with stock options to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.35 per share, for an estimated value of approximately $.80 per option.

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

Executive Overview

This report presents the financial statements for the six-month period ended August 31, 2012.  The Company was formerly a shell company organized as a vehicle to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On December 5, 2011, pursuant to an Agreement and Plan of Reorganization,  the Company acquired Nutritional Concepts Corp.  Nutritional Concepts Corp is a wholly owned subsidiary of the Company.

Our Operations

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

We are currently poised to market several proprietary products called Proflex and PureLife Cleanse.  We are using traditional wholesale distribution channels and the internet as marketing tools to reach potential customers for our products.   Our target market is between 16-75 years old, male and female, a world-wide audience that is interested in a healthier lifestyle through wellness and nutrition.

We market a broad line of specialty supplements, vitamins and minerals under the Nutritional Concepts and Mega Pro® brands.  The Mega Pro® brand has been available to consumers for over 28 years. The Mega Pro® brand emphasizes high quality and natural ingredients, primarily consisting of tablet, capsule, powder and softgel product forms.

We do not manufacture our products, but rather, have contracted with third parties who manufacture and package our products.  We then store our products in our warehouse from which we fulfill and ship orders for customers.

Results of Operations

Strike Axe, Inc. had $2,756and $0 in revenues for the three months ended August 31, 2012 and 2011.  Our operating expenses for the three months ended August 31, 2012 were $30,074 compared to $7,545 in 2011.  Operating expenses consist primarily of professional fees incurred for the Company’s compliance and reporting obligations. The increase was due to our becoming a publicly reporting company, which costs may continue to climb.  General and administrative costs include depreciation and amortization of the Company’s website and related computer costs which were just being developed in the prior year.  Net loss for the three months ended August 31, 2012 was $27,498 compared to $7,545 for the prior year same quarter.  The increased loss can be attributed to the additional reporting and compliance costs now that the Company is publicly reporting.

For the six month periods ending August 31, 2012 and 2011, Strike Axe, Inc. had revenues of $2,756 and $0, respectively.  Our operating expenses for the six months ended August 31, 2012 were $105,983 compared to $7,615 in 2011.  Operating expenses consist primarily of professional fees incurred for the Company’s compliance and reporting obligations. General and administrative costs include depreciation and amortization of the Company’s website and related computer costs.  Net loss for the six months ended August 31, 2012 was $103,407 compared to $7,615 for the prior year same period.  The increased loss can be attributed to the additional costs necessary now that the Company is publicly reporting.

Liquidity and Capital Resources

We had cash of $3,358 as of August 31, 2012. Our liabilities totaling $103,468 consisted of accounts payable of $33,958 and accruals for professional services rendered on our behalf through that date of $2,500; accrued interest of $410: advances from officers of $100 and the $66,500 carrying value of the notes payable. Our shareholders’ deficit totaled $61,027 at August 31, 2012. Our accumulated deficit at August 31, 2012 was $383,030.

Moving forward, the Company anticipates meeting its liquidity needs through the sale of nutritional products, advances from our officers or through the sale of our common stock.  Our need for capital may change dramatically as our operations develop.

Off Balance Sheet Transactions

As of August 31, 2012, the Company had no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls And Procedures

a) Evaluation of Disclosure Controls and Procedures

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended August 31, 2012, that were not otherwise disclosed on a Form 8-K.

Item 3.  Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

Item 4. Mining Safety Disclosures.

Not applicable

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

STRIKE AXE, INC.

Date: October 15, 2012	By:	/s/ Wayne Allyn Root
Name: Wayne Allyn Root
Title: Chief Executive Officer (Principal Executive Officer)

Date: October 15, 2012	By:	/s/ Jon E. Lelegren
Name: Jon E. Lelegren
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)